Form 10QSB
period 1996-03-31
UNION BANKSHARES LTD
filed 1996-05-14
CIK 895688

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                             FORM 10 - QSB

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                  OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078


                        UNION BANKSHARES, LTD.
   (Exact name of small business issuer as specified in its charter)

             DELAWARE                          84-0986148
   ______________________________           __________________
   (State or other jurisdiction of            (I.R.S Employer)
    incorporation or organization)           Identification No.)

          1825 LAWRENCE STREET, SUITE 444, DENVER, CO  80202

               (Address of principal executive offices)
                              (Zip Code)

                            (303) 298-5352

           (Issuer's telephone number, including area code)

- ---------------------------------------------------------------------
                              Not Changed
- ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes X   No   .
                        -----   -----

At May 10, 1996, there were 1,149,982 shares of common stock outstanding.

                        UNION BANKSHARES, LTD.


                                 INDEX



                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.................            1


     Item 2.   Management's Discussion and Analysis or
               Plan of Operation....................            6


PART II - OTHER INFORMATION.........................           12


SIGNATURES..........................................           13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
MARCH 31, 1996

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION

                                                     MARCH 31,      DECEMBER 31,
                   ASSETS                              1996            1995
                                                    (UNAUDITED)
                                                   -------------   --------------
Cash and cash equivalents:
  Cash and due from banks                            $12,032,000     $10,297,000
  Federal funds sold                                           0               0
                                                   --------------  --------------
    Total cash and cash equivalents                   12,032,000      10,297,000

  Investment securities:
    Investment securities held to maturity            17,628,000      18,416,000
    Investment securities available for sale          42,025,000      51,232,000
                                                   --------------  --------------
          Total investment securities                 59,653,000      69,648,000

  Loans:
    Commercial                                        57,280,000      54,488,000
    Real estate mortgage                               7,579,000       7,975,000
    Mortgage loans held for sale                         886,000           --
    Real estate construction                           6,335,000       5,064,000
    Consumer                                          14,265,000      13,785,000
                                                   --------------  --------------
          Total loans                                 86,345,000      81,312,000
    Less:  allowance for loan losses                  (1,513,000)     (1,448,000)
                                                   --------------  --------------
                                                      84,832,000      79,864,000

    Excess of investment in subsidiary over net
       assets acquired                                 3,116,000       3,172,000
    Furniture, equipment and improvements, net         1,656,000       1,690,000
    Accrued interest receivable                        1,258,000       1,085,000
    Other assets                                         983,000       1,476,000
                                                   --------------  --------------
  TOTAL ASSETS                                      $163,530,000    $167,232,000
                                                   ==============  ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
    Demand (noninterest -bearing)                    $39,387,000     $42,466,000
    NOW                                               13,144,000      13,512,000
    Money Market                                      57,648,000      52,343,000
    Savings                                            9,050,000       8,818,000
    Time                                              22,004,000      23,036,000
                                                   --------------  --------------
          Total deposits                             141,233,000     140,175,000

  Federal funds purchased                              2,475,000       4,000,000
  Notes payable                                        4,000,000       6,512,000
  Accrued interest payable                                89,000         230,000
  Other liabilities                                      819,000       1,403,000
                                                   --------------  --------------
          Total liabilities                          148,616,000     152,320,000


  Stockholders' equity
    Common stock                                           1,000           1,000
    Common stock surplus                               9,410,000       9,384,000
    Valuation allowance                                  703,000         852,000
    Retained earnings                                  4,800,000       4,675,000
                                                   --------------  --------------
          Total stockholders' equity                  14,914,000      14,912,000
                                                   --------------  --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $163,530,000    $167,232,000
                                                   ==============  ==============

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)
                                                                     MARCH 31,
                                                           ------------------------------
                                                                   1996             1995
                                                                   ----             ----
INTEREST INCOME:
  Interest and fees on loans                                 $2,172,000       $1,739,000
  Interest on investment securities:
    U.S. government agencies and corporations                   514,000          514,000
    States and other political subdivisions                     474,000          440,000
    U.S.  Treasury                                                    0          135,000
  Interest on federal funds sold
    and interest bearing deposits at other banks                 13,000           16,000
                                                           -------------    -------------
          Total interest income                               3,173,000        2,844,000
INTEREST EXPENSE:
  Interest on deposits                                          836,000          728,000
  Interest on federal funds purchased                            34,000           50,000
  Interest on notes payable                                     135,000          137,000
                                                           -------------    -------------
          Total interest expense                              1,005,000          915,000
                                                           -------------    -------------
NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSS                                                   2,168,000        1,929,000
PROVISION FOR LOAN LOSS                                          45,000           60,000
                                                           -------------    -------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSS                                                   2,123,000        1,869,000
NONINTEREST INCOME:
  Service charges                                                92,000           80,000
  Gain (loss) on sale of securities available for sale          111,000          (35,000)
  Other                                                          98,000           85,000
                                                           -------------    -------------
          Total non interest income                             301,000          130,000
                                                           -------------    -------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                966,000          727,000
  Amortization of investment in subsidiary
    over net assets acquired                                     57,000           56,000
  Occupancy and equipment                                       313,000          229,000
  Other                                                       1,041,000          607,000
                                                           -------------    -------------
          Total non interest expense                          2,377,000        1,619,000
                                                           -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE                                 47,000          380,000
INCOME TAX EXPENSE  (Note 3)                                    (78,000)          42,000
                                                           -------------    -------------
NET INCOME                                                     $125,000         $338,000
                                                           =============    =============


EARNINGS PER COMMON SHARE:  (Note 4)
  Net income available for common stockholders                 $125,000         $338,000
                                                           =============    =============
  Net income per share available for common stockholders         $0.106           $0.291
                                                           =============    =============
  Weighted average number of common shares outstanding        1,176,162        1,159,919
                                                           =============    =============

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

(UNAUDITED)                                                         THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              --------------------------------
                                                                       1996              1995
                                                              --------------     -------------
Net cash provided (used) by operating activities                 $6,967,000        $1,108,000
                                                              --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities held to maturity                                $0          (900,000)
  Proceeds from sale of securities available for sale           $13,322,000         8,713,000
  Purchase of securities available for sale                     ($6,599,000)       (2,178,000)
  Loan origination fees received                                   $144,000            56,000
  Loan originations net of repayments                           ($4,144,000)       (3,500,000)
  Proceeds from the sale of mortgage loans                       $1,933,000                 0
  Purchase of mortgage loans                                    ($2,818,000)          (77,000)
  Proceeds from maturities of securities available for sale      $2,912,000           479,000
  Proceeds from maturities of investment securities                $747,000           955,000
  Proceeds from sale of other real estate owned                          $0            83,000
  Purchase of premises and equipment                               ($62,000)          (63,000)
                                                              --------------     -------------
Net cash used in investing activities                             5,435,000         3,568,000
                                                              --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                        1,058,000        (2,652,000)
  New borrowings long-term debt                                   4,000,000                 0
  Repayments of long-term debt                                   (6,512,000)         (100,000)
  Purchase of common stock                                           26,000           (50,000)
                                                              --------------     -------------
Net cash provided by financing activities                        (1,428,000)       (2,802,000)
                                                              --------------     -------------

Net increase in cash and cash equivalents                        10,974,000         1,874,000

Cash and cash equivalents, beginning of year                      1,058,000         6,329,000
                                                              --------------     -------------
Cash and cash equivalents, end of quarter                       $12,032,000        $8,203,000
                                                              ==============     =============

                 UNION BANKSHARES, LTD. AND SUBSIDIARY

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            MARCH 31, 1996



NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 31, 1995. In the opinion of Management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 1996 and the Company's results of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

Certain reclassifications have been made to the March 31, 1995
Consolidated Financial Statements to conform to the March 31, 1996 Consolidated Financial Statements.


NOTE 2.   RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 1996 are not indicative of the results to be expected for the full year.


NOTE 3.   INCOME TAXES

Income taxes are provided for on the liability method, in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, whereby deferred assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are defined as the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

NOTE 4.   EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 28,514 shares purchasable pursuant to exercisable options during the three months ended March 31, 1996. Earnings per common share were not affected by exercisable options during the three months ended March 31, 1995.


NOTE 5.   ACCOUNTING FOR INVESTMENTS

The Company was required to adopt Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to classify investment securities as trading, available for sale or held to maturity. Investments classified as trading and available for sale are to be valued at their fair market value while investment securities classified as held to maturity are valued at cost. At March 31, 1996, the Company classified $42,025,000 of its investment portfolio as available for sale and $17,628,000 as held to maturity. No amounts were classified as trading. The adoption of this statement increased the equity of the Company by approximately $703,000, net of deferred taxes of approximately $246,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 1996. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.


RESULTS OF OPERATIONS
- ---------------------


OVERVIEW:  Union Bankshares, Ltd. (the "Company") reported net income
- ---------
of $125,000 for the quarter ended March 31, 1996, a decrease of 63.0% from net income of $338,000 for the first quarter of 1995. 1996 first quarter earnings were positively impacted by a $239,000 increase in net interest income and a $146,000 increase in gain on sale of securities available for sale compared to the same period in 1995. These improvements were offset by a $758,000 increase in noninterest expense for the quarter ended March 31, 1996. $538,000 of the increase in noninterest expense relates to the Company's redemption of its outstanding convertible subordinated notes (the "Notes") as it was required to write off the balance of the public offering costs relating to the Notes and the one percent premium paid at redemption of the Notes. The remainder of the increase in noninterest expense relates primarily to branch opening and start-up expenses. Net income per share was $.11 for the three months ended March 31, 1996 compared to the $.29 per share for the same period in 1995. Return on average assets and average equity were .31% and 3.33%, respectively, for the first quarter of 1996 compared to .90% and 10.93%, respectively, for the first quarter of 1995. Net income and return on average assets and equity were similarly affected by the write-offs in connection with the redemption of the Notes.

During the first quarter of 1996, the Bank's loan portfolio increased $5.0 million and its deposits increased $1.0 million. In addition, the Company's long term debt decreased $2.5 million as a result of the redemption of the $6.5 million of the Notes and the subsequent funding of the $4.0 million loan from Boatmen's First National Bank of Kansas City ("Boatmen's"). In order to fund the loan growth and the balance of the Note redemption, the Bank decreased its investment securities portfolio by $7.0 million and the Company reduced its investment securities portfolio by $2.5 million.

INTEREST INCOME:   Interest income increased $329,000, or 11.6%, to
- ------------------
$3,173,000 for the first quarter of 1996 from $2,844,000 for the comparable 1995 period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.98% for the first quarter of 1996, which reflects an increase of 1 basis point (each basis point equals 1/100 of 1%) from the comparable 1995 period. The average yield on loans decreased from 10.55% in the 1995 period to 10.42% in the 1996 period, and the average yield on securities held by the Company decreased from 7.43% in the 1995 period to 7.29% in the 1996 period. Interest income on loans was $433,000 greater in the 1996 period, while interest income on securities decreased $101,000 in the 1996 period.

INTEREST EXPENSE: Interest expense increased $90,000, or 9.8%, to
- -----------------
$1,005,000 for the quarter ended March 31, 1996 from $915,000 for the quarter ended March 31, 1995. This increase is primarily due to the $9.8 million increase in interest bearing deposit accounts in the 1996 period compared to those in the 1995 period. Average rates paid on interest bearing deposits increased 7 basis points to 3.43% in the first quarter of 1996 from 3.36% in the first quarter of 1995.


NET INTEREST INCOME: Net interest income before provision for loan
- --------------------
loss was $2,168,000 for the quarter ended March 31, 1996, an increase of $239,000, or 12.4%, over the first quarter of 1995. Net interest margin increased 4 basis points from 6.20% in the 1995 period to 6.24% in the 1996 period. The increase in net interest income is primarily due to a $433,000 increase in interest income on loans, offset by a $101,000 decrease in interest income on securities and a $90,000 increase in interest expense. The Company's average cost of funds for the quarter ended March 31, 1996 was 5 basis points lower than in the comparable 1995 period. The Company's average yield on interest earning assets increased 1 basis point in the 1996 period compared to the year earlier period from 8.97% to 8.98%.


NONINTEREST INCOME: Noninterest income increased $171,000, or 131.5%,
- -------------------
for the quarter ended March 31, 1996 to $301,000 from $130,000 for the quarter ended March 31, 1995. This increase was primarily due to a $146,000 increase in the gain on sale of securities available for sale from a $35,000 loss in the first quarter of 1995 to a $111,000 gain in the first quarter of 1996.


NONINTEREST EXPENSE:  Noninterest expense increased $758,000, or
- ---------------------
46.8%, for the first quarter of 1996 to $2,377,000 compared to $1,619,000 in the first quarter of 1995. This increase is primarily the result of increases in (i) salaries and benefits relating primarily to annual merit increases and staffing expense at the branches; (ii) marketing, initial start-up costs and overhead expenses of the branches; and (iii) a one time $538,000 expense for the write off of the balance of the public offering costs and the one percent premium paid on the redemption of the Notes.


PROVISION FOR LOAN LOSS
- -----------------------

The Company charged $45,000 to Provision for Loan Loss in the first quarter of 1996 and $60,000 for the same period in 1995. The ratio of loan loss reserve to total loans was 1.75% at March 31, 1996 and 1.77% at March 31, 1995. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS
- ------------------------------

The Company's total assets decreased 2.2% to $163.5 million at March 31, 1996 from $167.2 at December 31, 1995. During the quarter ended March 31, 1996 deposits increased $1.0 million to $141.2 million at March 31, 1996 from $140.2 million at December 31, 1995. None of the Company's deposits at March 31, 1996 were brokered deposits.

On April 1, 1996 the Company redeemed $6,486,000 of the $6,512,000 principal amount of Notes outstanding. The Company financed this redemption by borrowing $4,000,000 from Boatmen's and using $2,551,000 of funds in the investment securities portfolio to fund the balance of the redemption plus the $65,000 one percent premium paid to noteholders. The remaining $26,000 of Notes were converted by the noteholders into 2,042 shares of common stock.

The Loan Agreement with Boatmen's provides for interest on outstanding amounts to be payable at Boatmen's corporate base rate, which is currently 8.25%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.

Annual renewal of the loan is based on the compliance by the Bank with the following criteria:

     1.   Capital Ratio of not less than 6.25%;
     2.   Return on Average Assets of not below 1.00%;
     3.   Loan Loss Reserve/Total Loans Ratio of not below 1.00%;
     4.   Non-Performing Loans/Total Loans Ratio of not greater than
          2.00%;.
     5.   Debt Service Coverage Ratio of not less than 2:1; and
     6.   Absence of regulatory dividend restrictions.

In the event the Bank does not meet any of these criteria calculated as of December 31 of each year and based on its financial statements, the Company will have 90 days from the delivery of the financial statements to cure the situation.

The loan is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.


The Company is also currently negotiating with Boatmen's for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest would be due quarterly.

Management anticipates that the Company will continue to rely primarily on customer deposits, sales and maturities of investment securities, loan sales and loan repayments, as well as retained earnings to provide liquidity. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. The Company believes that its customer deposits will continue to provide a strong source of liquidity because of the high percentage of core deposits, many of which are held as compensating balances under long-standing loan relationships.


ASSET QUALITY
- -------------

The Company's lending activities are guided by its Statement of Lending Policies and Procedures. These policies are annually reviewed and approved by the Bank's Board of Directors. The Company supplements its internal supervision and audits of its lending operation with independent examinations performed by professional experienced consultants and auditors. The Company monitors concentrations of loans by collateral, purpose and industry. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

Total nonperforming assets were $18,000 and $192,000 at March 31, 1996 and December 31, 1995, respectively. Other Real Estate Owned (OREO) was $0 at both March 31, 1996 and December 31, 1995. At March 31, 1996 securities held to maturity were $17.6 million, or 29.5% of the total portfolio. Securities available for sale totaled $42.0 million, or 70.5% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At March 31, 1996, the market value of investments available for sale exceeded carrying value by approximately $949,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The carrying value of securities held to maturity exceeded market value by approximately $11,000 at March 31, 1996. U.S. government securities make up $26.4 million, or 44.3% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $33.2 million, or 55.7% of the portfolio at March 31, 1996.


As noted in the Company's Form 10-KSB for the year ended December 31, 1995, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 1996, the dollar duration of the investment portfolio was 4.09 compared to 3.68 at December 31, 1995. This modest increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first quarter of 1996 with securities with the same or higher yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.


CAPITAL RESOURCES
- -----------------

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity remained unchanged at $14.9 million at March 31, 1996 and at December 31, 1995. This condition in stockholders' equity was due to the retention of earnings in the current year and the conversion of the $26,000 of convertible subordinated notes into common stock, less the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 9.62% at March 31, 1996 and its total qualifying capital to risk weighted assets was 10.91%. As of March 31, 1996 the Bank exceeded the minimum regulatory risk based capital ratios.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
- ----------------------------------------------------------------------
ACT OF 1995.
- ------------

Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors detailed in the Company's Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

                        UNION BANKSHARES, LTD.

                      PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

b. The Registrant filed Form 8-K on March 1, 1996 reporting as an "Other Events" the call for redemption of its convertible subordinated notes.

                              SIGNATURES



In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              Union Bankshares, Ltd.
                              ----------------------
                              (Registrant)






May 10, 1996                  Bruce E. Hall
                              ---------------------
                              Bruce E. Hall
                              Vice President,Treasurer and
                              Secretary
                              (Authorized Officer and Principal
                              Financial Officer of the Registrant)