Form 10QSB
period 1996-06-30
UNION BANKSHARES LTD
filed 1996-08-09
CIK 895688

                              FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                  OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078

                        UNION BANKSHARES, LTD.
        (Exact name of Registrant as specified in its charter)

             DELAWARE                          84-0986148
   ------------------------------           ------------------
   (State of other jurisdiction of            (I.R.S Employer)
    incorporation of organization)           Identification No.)

          1825 LAWRENCE STREET, SUITE 444, DENVER, CO  80202

               (Address of principal executive offices)
                              (Zip Code)

                            (303) 298-5352

         (Registrant's telephone number, including area code)
- -------------------------------------------------------------------
                              Not Changed
- -------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No     .
                           -----    -----
At August 5, 1996, there were 1,149,982 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  No X

                        UNION BANKSHARES, LTD.


                                 INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements. . . . . . . . . . . . . . . .  1

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . . . . . .  6


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Part I - Financial Information
Item 1 - Financial Statements
June 30, 1996

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                         June 30,    December 31,
                                           1995          1996
                    ASSETS             (Unaudited)
                                       -----------  -------------
Cash and cash equivalents:
   Cash and due from banks             $16,038,000    $10,297,000
   Federal funds sold                      400,000              -
                                        ----------     ----------
      Total cash and cash equivalents   16,438,000     10,297,000

   Investment securities:
      Investment securities held to maturity26,143,000 18,416,000
      Investment securities available for sale34,985,00051,232,000
                                        ----------     ----------
                Total investment securities61,128,000  69,648,000

   Loans:
      Commercial                        62,724,000     54,488,000
      Real estate mortgage               6,943,000      7,975,000
      Mortgage loans held for sale         425,000                -
      Real estate construction           7,315,000      5,064,000
      Consumer                          15,357,000     13,785,000
                                        ----------     ----------
                Total loans             92,764,000     81,312,000
      Less:  allowance for loan losses  (1,561,000)    (1,448,000)
                                        ----------     ----------
                                        91,203,000     79,864,000
   Excess of investment in subsidiary over net
         assets acquired                 3,059,000      3,172,000
      Furniture, equipment and improvements, net1,643,0001,690,000
      Accrued interest receivable        1,167,000      1,085,000
      Other assets                       1,207,000      1,476,000
                                       -----------    -----------
   TOTAL ASSETS                       $175,845,000   $167,232,000
                                       ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
      Demand (noninterest-bearing)     $45,335,000    $42,466,000
      NOW14,341,000                     13,512,000
      Money Market                      62,278,000     52,343,000
      Savings                            9,320,000      8,818,000
      Time                              24,986,000     23,036,000
                                       -----------    -----------
                Total deposits         156,260,000    140,175,000

   Federal funds purchased                       -      4,000,000
   Notes payable                         4,000,000      6,512,000
   Accrued interest payable                 92,000        230,000
   Other liabilities                       782,000      1,403,000
                                       -----------    -----------
                Total liabilities      161,134,000    152,320,000

   Stockholders' equity
      Common stock                           1,000          1,000
      Common stock surplus               9,410,000      9,384,000
      Valuation allowance                   (3,000)       852,000
      Retained earnings                  5,303,000      4,675,000
                                       -----------    -----------
                Total stockholders' equity 14,711,000  14,912,000
                                       -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$175,845,000$167,232,000
                                       ===========    ===========
/TABLE

UNION BANKSHARES, LTD.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                                                                   Three months ended
                                                                           June 30,                      June  30,
                                                                  ------------------------     -------------------------
                                                                     1996           1995           1996           1995
                                                                     ----           ----           ----           ----
INTEREST INCOME:
     Interest and fees on loans                                  $4,450,000     $3,739,000     $2,278,000     $2,000,000
     Interest on investment securities:
          U.S. government agencies and corporations                 786,000        944,000         279000         435000
          States and other political subdivisions                   949,000        829,000         475000         389000
          U.S.  Treasury                                             95,000        192,000          95000          57000
          Federal Home Loan Bank                                     14,000         12,000          7,000          7,000
     Interest on federal funds sold
          and interest bearing deposits at other banks               40,000         60,000         27,000         44,000
                                                                  ---------      ---------      ---------      ---------
               Total interest income                              6,334,000      5,776,000      3,161,000      2,932,000

     Interest on deposits                                         1,701,000      1,482,000        865,000        754,000
     Interest on federal funds purchased                             56,000         85,000         22,000         35,000
     Interest on notes payable                                      217,000        273,000         82,000        136,000
                                                                  ---------      ---------      ---------      ---------
          Total interest expense                                  1,974,000      1,840,000        969,000        925,000
                                                                  ---------      ---------      ---------      ---------

NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSS                                                    4,360,000      3,936,000      2,192,000      2,007,000
PROVISION FOR LOAN LOSS                                             105,000         60,000         60,000              0
                                                                  ---------      ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS                                                    4,255,000      3,876,000      2,132,000      2,007,000
NONINTEREST INCOME:
     Service charges                                                185,000        158,000         93,000          78.00
     Gain (loss) on sale of securities available for sale           212,000        (61,000)       101,000
(26,000)
     Other                                                          240,000        175,000        142,000         90,000
                                                                  ---------      ---------      ---------      ---------
               Total non interest income                            637,000        272,000        336,000        142,000
                                                                  ---------      ---------      ---------      ---------

NONINTEREST EXPENSE:
     Salaries and employee benefits                               1,916,000      1,516,000        950,000        789,000
     Amortization of investment in subsidiary
          over net assets acquired                                  113,000        113,000         56,000         57,000
     Occupancy and equipment                                        593,000        471,000        280,000        242,000
     Other                                                        1,603,000      1,275,000        562,000        668,000
                                                                  ---------      ---------      ---------      ---------
               Total non interest expense                         4,225,000      3,375,000      1,848,000      1,756,000
                                                                  ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAX EXPENSE                                    667,000        773,000        620,000        393,000
INCOME TAX EXPENSE (Note 3)                                          38,000        146,000        116,000        104,000
                                                                  ---------      ---------      ---------      ---------
NET INCOME                                                         $629,000       $627,000       $504,000       $289,000
                                                                  =========      =========      =========      =========

EARNINGS PER COMMON SHARE:  (Note 4)
     Net income available for common stockholders                  $629,000       $627,000       $504,000       $289,000
                                                                  =========      =========      =========      =========
     Net income per share available for
      common stockholders                                             $0.53          $0.54          $0.42          $0.25
                                                                  =========      =========      =========      =========
     Weighted average number of common shares
      outstanding                                                 1,183,331      1,155,932      1,184,498      1,203,645
                                                                  =========      =========      =========      =========

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996

(Unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                      -------------------------
                                                                          1996           1995
                                                                      ----------     ----------

Net cash provided (used) by operating activities                     ($5,156,000)      $799,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of securities held to maturity                          (1,010,000)      (900,000)
     Proceeds from sale of securities available for sale              21,314,000     27,154,000
     Purchase of securities available for sale                       (19,654,000)   (12,573,000)
     Loan origination fees received                                      238,000        227,000
     Loan originations net of repayments                             (11,049,000)   (11,743,000)
     Proceeds from the sale of mortgage loans                          3,681,000        563,000
Purchase of mortgage loans                                            (4,106,000)      (993,000)
     Proceeds from maturities of securities available for sale         6,405,000      1,410,000
     Proceeds from maturities of investment securities                 2,026,000      3,640,000
     Proceeds from sale of other real estate owned                             -         83,000
     Purchase of premises and equipment                                 (147,000)      (179,000)
Net cash used in investing activities                                 (2,302,000)     6,689,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                              16,085,000     (2,003,000)
     New borrowings long-term debt                                     4,000,000              -
     Repayments of long-term debt                                     (6,512,000)      (188,000)
     Purchase of common stock                                    26,000 (150,000)
Net cash provided by financing activities                             13,599,000     (2,341,000)

Net increase in cash and cash equivalents                              6,141,000      5,147,000

Cash and cash equivalents, beginning of year                          10,297,000      6,329,000
Cash and cash equivalents, end of quarter                            $16,438,000    $11,476,000

/TABLE

                 UNION BANKSHARES, LTD. AND SUBSIDIARY

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             JUNE 30, 1996



NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 31, 1995. In the opinion of Management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of June 30, 1996 and the Company's results of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

Certain reclassifications have been made to the June 30, 1995
Consolidated Financial Statements to conform to the June 30, 1996
Consolidated Financial Statements.


NOTE 2.   RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 1996 are not indicative of the results to be expected for the full year.


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

NOTE 4.   EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 34,516 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1996. Earnings per common share were affected by 1,056 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1995.


NOTE 5.   ACCOUNTING FOR INVESTMENTS

The Company was required to adopt Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to classify investment securities as trading, available for sale or held to maturity. Investments classified as trading and available for sale are to be valued at their fair market value while investment securities classified as held to maturity are valued at cost. At June 30, 1996, the Company classified $34,985,000 of its investment portfolio as available for sale and $26,143,000 as held to maturity. No amounts were classified as trading. The adoption of this statement decreased the equity of the Company by approximately $3,000, net of deferred taxes of approximately $28,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 1996. The discussion is a supplement to the unaudited Consolidated Financial Statements and should be read in conjunction with those statements.


RESULTS OF OPERATIONS
- ---------------------

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,
- --------------------------------------------------------------------
1995
- ----

OVERVIEW:  Union Bankshares, Ltd. (the "Company") reported net income
- ---------
of $629,000 for the six months ended June 30, 1996, an increase of .3% from net income of $627,000 for the first six months of 1995.
Earnings were positively impacted in the first six months of 1996 by an increase in net interest income of $424,000, an increase in gain on sale of securities of $273,000, an increase in other noninterest income of $92,000 and a decrease in income tax expense of $106,000 compared to the 1995 period. These improvements were partially offset by an $850,000 increase in noninterest expense and a $45,000 increase in provision for loan loss for the six months ended June 30, 1996. $538,000 of the increase in noninterest expense relates to the Company's redemption of its outstanding convertible subordinated notes (the "Notes") as it was required to write off the balance of the public offering costs relating to the Notes and the one percent premium paid at redemption of the Notes. The remainder of the increase in noninterest expense relates primarily to branch opening and start-up expenses. Net income per share was $.53 for the six months ended June 30, 1996 compared to $.54 per share for the 1995 period. Return on average assets and average equity were .77% and 8.41%, respectively, for the six months ended June 30, 1996 compared to .85% and 9.94% for the first six months of 1995. Net income and return on average assets and equity were similarly affected by the write-offs in connection with the redemption of the Notes.

During the first six months of 1996, the Bank's loan portfolio has increased by 611.5 million, while its deposits have increased $16.1 million. In addition, the Company's long term debt decreased $2.5 million as a result of the redemption of the $6.5 million of the Notes and the subsequent funding of the $4.0 million loan from Boatmen's First National Bank of Kansas City ("Boatmen's"). In order to fund the balance of the Note redemption, the Company reduced its investment securities portfolio by $2.5 million.

The average prime rate and average federal funds rate decreased during the first six months of 1996 approximately 60 basis points and 57 basis points, respectively, from the comparable 1995 period. These decreases affected the Company's average yields on loans and securities, and its average cost of funds and net interest margin.


INTEREST INCOME:  Interest income increased $558,000, or 9.7%, to
- ----------------
$6,334,000 for the period ended June 30, 1996 from $5,776,000 for the comparable 1995 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.01% for the first six months of 1996, which reflects a decrease of 14 basis points (each basis point equals 1/100 of 1%) from the comparable 1995 period. The average yield on loans decreased from 10.75% in the 1995 period to 10.40% in the 1996 period, and the average yield on securities held by the Company decreased from 7.40% in the 1995 period to 7.21% in the 1996 period. Interest income on loans was $711,000 greater in the 1996 period, while interest income on securities decreased $133,000 in the 1996 period.


INTEREST EXPENSE:  Interest expense increased $134,000, or 7.3%, to
- -----------------
$1,974,000 for the six months ended June 30, 1996 from $1,840,000 for the six months ended June 30, 1995. This increase is primarily due to the $13.2 million increase in interest bearing deposit accounts in the 1996 period compared to those in the 1995 period. Average rates paid on interest bearing deposits increased 6 basis points to 3.46% in the first six months of 1996 from 3.40% in the first six months of 1995.


NET INTEREST INCOME:  Net interest income before provision for loan
- --------------------
loss was $4,360,000 for the six months ended June 30, 1996, an increase of $424,000, or 10.8%, over the first six months of 1995. Net interest margin decreased 3 basis points from 6.35% in the 1995 period to 6.32% in the 1996 period. The increase in net interest income from the 1995 period to the 1996 period is primarily due to a $711,000 increase in interest income on loans, offset by a $133,000 decrease in interest income on securities and a $134,000 increase in interest expense. The Company's average cost of funds for the six months ended June 30, 1996 was 8 basis points lower than the comparable 1995 period. The Company's average yield on interest earning assets decreased 14 basis points in the 1996 period compared to the 1995 period, from 9.15% to 9.01%.


NONINTEREST INCOME:  Noninterest income increased $365,000 for the six
- -------------------
months ended June 30, 1996 to $637,000 from $272,000 for the six months ended June 30, 1995. This increase was primarily due to a $273,000 increase in the gain on sale of securities available for sale from a $61,000 loss in the first six months of 1995 to a $212,000 gain in the first six months of 1996.


NONINTEREST EXPENSE:  Noninterest expense increased $850,000, or
- --------------------
25.2%, for the first six months of 1996 to $4,225,000 compared to $3,375,000 in the first six months of 1995. This increase is primarily the result of increases in (i) salaries and benefits relating primarily to annual merit increases and staffing expense at the branches; (ii) marketing, initial start-up costs and overhead expenses of the branches; and (iii) a one time $538,000 expense for the write off of the balance of the public offering costs and the one percent premium paid on the redemption of the Notes.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
- ---------------------------------------------------------------
JUNE 30, 1995
- -------------

OVERVIEW:  The Company reported net income of $504,000 for the three
- ---------
months ended June 30, 1996, an increase of 74.4% from net income of $289,000 for the comparable 1995 period. Net income was $.42 per share for the three month period ended June 30, 1996, compared to $.24 per share for the 1995 period. Return on average assets and average equity were 1.24% and 13.51%, respectively, for the three month period ended June 30, 1996, compared to .79% and 9.00%, respectively, for the 1995 period.

The average prime rate and average federal funds rate deceased during the three months ended June 30, 1996 approximately 75 basis points and 76 basis points, respectively, from the comparable 1995 period. These decreases affected the Company's average yields on loans and securities, and its average cost of funds and net interest margin.


INTEREST INCOME:   Interest income increased $229,000, or 7.8%, to
- ----------------
$3,161,000 for the three month period ended June 30, 1996 from $2,932,000 for the comparable 1995 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.05% for the three month period ended June 30, 1996, which reflects a decrease of 27 basis points from the comparable 1995 period. The average yield on loans decreased from 10.93% in the 1995 period to 10.37% in the 1996 period, and the average yield on securities held by the Company decreased from 7.35% in the 1995 period to 7.13% in the 1996 period. Interest income on loans was $278,000 greater in the 1996 period, while interest income on securities decreased $32,000 in the 1996 period.


INTEREST EXPENSE:  Interest expense increased $44,000, or 4.8%, to
- -----------------
$969,000 for the three month period ended June 30, 1996 from

$925,000 for the three month period ended June 30, 1995. Average rates paid on interest bearing deposits increased 3 basis points to 3.48% in the three month period ended June 30, 1996 from 3.45% in the three month period ended June 30, 1995.


NET INTEREST INCOME:  Net interest income before provision for loan
- --------------------
loss was $2,192,000 for the three month period ended June 30, 1996, an increase of $185,000, or 9.2%, over the comparable period of 1995.
Net interest margin decreased 9 basis points between the periods from 6.50% in the 1995 period to 6.41% in the 1996 period. The increase in the net interest income is primarily due to a $278,000 increase in interest income on loans, offset by a $32,000 decrease in interest income on securities and a $44,000 increase in interest expense. The Company's average cost of funds for the three month period ended June 30, 1996 was 15 basis points lower than in the comparable 1995 period. The Company's average yield on earning assets decreased 27 basis points in the 1996 period compared to the 1995 period, from 9.32% to 9.05%.


NONINTEREST INCOME:  Noninterest income increased $194,000 for the
- -------------------
three month period ended June 30, 1996 to $336,000 from $142,000 for the three month period ended June 30, 1995. This increase was primarily due to a $127,000 increase in the gain on sale of securities available for sale from a $26,000 loss in the three month period ended June 30, 1995 to a $101,000 gain in the three month period ended June 30, 1996.


NONINTEREST EXPENSE:  Noninterest expense increased $92,000, or 5.2%,
- --------------------
for the three month period ended June 30, 1996 to $1,848,000 compared to $1,756,000 in the three month period ended June 30, 1995. This increase is primarily the result of increases in (i) salaries and benefits relating primarily to annual merit increases and staffing expense at the branches; and (ii) marketing, initial start-up costs and overhead expenses of the branches.


PROVISION FOR LOAN LOSS
- -----------------------

The Company charged $105,000 to Provision for Loan Loss in the first six months of 1996 and $60,000 for the same period in 1995. The ratio of loan loss reserve to total loans was 1.68% at June 30, 1996 and 1.72% at June 30, 1995. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS
- ------------------------------

The Company's total assets increased 5.2% to $175.8 million at June 30, 1996 from $167.2 million at December 31, 1995. During the six months ended June 30, 1996 deposits increased $16.1 million to $156.3 million at June 30, 1996 from $140.2 million at December 31, 1995. None of the Company's deposits at June 30, 1996 were brokered deposits.

On April 1, 1996 the Company redeemed $6,486,000 of the $6,512,000 principal amount of Notes outstanding. The Company financed this redemption by borrowing $4,000,000 from Boatmen's and using $2,551,000 of funds in the investment securities portfolio to fund the balance of the redemption plus the $65,000 one percent premium paid to the noteholders. The remaining $26,000 of Notes were converted by the noteholders into 2,042 shares of common stock.

The Loan Agreement with Boatmen's provides for interest on outstanding amounts to be payable at Boatmen's corporate base rate, which is currently 8.25%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.
Annual renewal of the loan is based on the compliance by the Bank with the following criteria:

     1.   Capital Ratio of not less than 6.25%;
     2.   Return on Average Assets of not below 1.00%;
     3.   Loan Loss Reserve/Total Loans Ratio of not below 1.00%;
     4.   Non-Performing Loans/Total Loans Ratio of not greater than
          2.00%;
     5.   Debt Service Coverage Ratio of not less than 2:1; and
     6.   Absence of regulatory dividend restrictions.

In the event the Bank does not meet any of these criteria calculated as of December 31 of each year and based on its financial statements, the Company will have 90 days from the delivery of the financial statements to cure the situation.

The loan is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.

The Company has also negotiated with Boatmen's for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit is available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest on amounts outstanding under this revolving line of credit, if any, is due quarterly.

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


ASSET QUALITY
- -------------

The Company's lending activities are guided by its Statement of Lending Policies and Procedures. These policies are annually reviewed and approved by the Bank's Board of Directors. The Bank employs an internal auditor to monitor its internal supervision and audits of its lending operation and the Company supplements these internal procedures with independent examinations performed by professional consultants and auditors. The Company monitors concentrations of loans by collateral, purpose and industry. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

Total nonperforming assets were $17,000 and $192,000 at June 30, 1996 and December 31, 1995, respectively. Other Real Estate Owned (OREO) was $0 at both June 30, 1996 and December 31, 1995. At June 30, 1996, securities held to maturity were $26.1 million, or 42.8% of the total portfolio, and securities available for sale totaled $35.0 million, or 57.2% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At June 30, 1996, the carrying value of investments available for sale exceeded market value by approximately $82,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The carrying value of securities held to maturity exceeded market value by approximately $86,000 at June 30, 1996. U.S. government securities make up $31.3 million, or 51.2% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $29.8 million, or 48.8% of the portfolio at June 30, 1996.

As noted in the Company's Form 10-KSB for the year ended December 31, 1995, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 1996, the dollar duration of the investment portfolio was 3.90 compared to 3.68 at December 31, 1995. This modest increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first six months of 1996 with securities with the same or higher yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES
- -----------------

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity decreased to $14.7 million at June 30, 1996 from $14.9 million at December 31, 1995. This decrease in stockholders' equity was due to the retention of earnings in the current year and the conversion of the $26,000 of convertible subordinated notes into common stock, less the net effect of FAS 115 which requires financial institutions to mark their Available For Sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 9.84% at June 30, 1996 and its total qualifying capital to risk weighted assets was 11.12%. As of June 30, 1996 the Bank exceeded the minimum regulatory risk based capital ratios.

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

                        UNION BANKSHARES, LTD.

                      PART II - OTHER INFORMATION



ITEM 6(a).     Exhibits

10.1 Revolving Line of Credit Agreement and Line of Credit Note with Boatmen's First National Bank of Kansas City.

27   Financial Data Schedule




ITEM 6(b).     Reports on Form 8-K.

The Registrant filed Form 8-K on July 25, 1996 reporting as Item 4 the change in the Registrant's certifying accountant.

                              SIGNATURES



Pursuant the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Union Bankshares, Ltd.
                         ---------------------------------------------
                         (Registrant)


August 5, 1996            BRUCE E. HALL
                         ---------------------------------------------
                         Bruce E. Hall
                         Vice President, Treasurer and
                         Secretary
                         (Authorized Officer and Principal
                         Financial Officer of the Registrant)