Form 10QSB
period 1996-09-30
UNION BANKSHARES LTD
filed 1996-11-07
CIK 895688

                             FORM  10-QSB

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                  OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078

                        UNION BANKSHARES, LTD.
        (Exact name of Registrant as specified in its charter)

             DELAWARE                          84-0986148
   ______________________________           __________________
   (State of other jurisdiction of            (I.R.S Employer)
    incorporation of organization)           Identification No.)

          1825 LAWRENCE STREET, SUITE 444, DENVER, CO  80202

               (Address of principal executive offices)
                              (Zip Code)

                            (303) 298-5352

         (Registrant's telephone number, including area code)
-------------------------------------------------------------------
                              Not Changed
-------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X    No     .
                            -----    -----

At November 1, 1996, there were 1,149,982 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  No  X

                        UNION BANKSHARES, LTD.


                                 INDEX




                                                                  PAGE

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.................                3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...........................                8


PART II - OTHER INFORMATION.........................               16


SIGNATURES..........................................               17

 Part I - Financial Information
 Item 1 - Financial Statements
 September  30,  1996

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                         September  30,
                     ASSETS                                   1996              December 31,
                                                          (Unaudited)               1995
                                                         -------------          ------------
Cash and cash equivalents:
    Cash and due from banks                               $11,140,000            $10,297,000
    Federal funds sold                                     11,400,000                      0
                                                          -----------            -----------
      Total cash and cash equivalents                      22,540,000             10,297,000

    Investment securities:
      Investment securities held to maturity               25,387,000             18,416,000
      Investment securities available for sale             40,372,000             51,232,000
                                                           ----------             ----------
                Total investment securities                65,759,000             69,648,000

    Loans:
      Commercial                                           66,752,000             54,488,000
      Real estate mortgage                                  6,343,000              7,975,000
      Mortgage loans held for sale                                  0                      0
      Real estate construction                              8,914,000              5,064,000
      Consumer                                             16,752,000             13,785,000
                                                          -----------            -----------
                Total loans                                98,761,000             81,312,000
      Less:  allowance for loan losses                     (1,634,000)            (1,448,000)
                                                          -----------            -----------
                                                           97,127,000             79,864,000

      Excess of investment in subsidiary over net
         assets acquired                                    3,003,000              3,172,000
      Furniture, equipment and improvements, net            1,631,000              1,690,000
      Accrued interest receivable                           1,408,000              1,085,000
      Other assets                                          1,229,000              1,476,000
                                                         ------------           ------------
    TOTAL ASSETS                                         $192,697,000           $167,232,000
                                                         ============           ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
      Demand (noninterest -bearing)                       $46,322,000           $42,466,000
      NOW                                                  13,915,000            13,512,000
      Money Market                                         75,031,000            52,343,000
      Savings                                               9,587,000             8,818,000
      Time                                                 27,681,000            23,036,000
                                                          -----------           -----------
                Total deposits                            172,536,000           140,175,000

    Federal funds purchased                                         0             4,000,000
    Notes payable                                           4,000,000             6,512,000
    Accrued interest payable                                   85,000               230,000
    Other liabilities                                         777,000             1,403,000
                                                          -----------           -----------
                Total liabilities                         177,398,000           152,320,000


    Stockholders' equity
      Common stock                                              1,000                 1,000
      Common stock surplus                                  9,410,000             9,384,000
      Valuation allowance                                     133,000               852,000
      Retained earnings                                     5,755,000             4,675,000
                                                           ----------            ----------
                Total stockholders' equity                 15,299,000            14,912,000
                                                         ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $192,697,000          $167,232,000
                                                         ============          ============


UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                                  Nine Months Ended              Three months ended
                                                                    September  30,                 September  30,
                                                                  -----------------              ------------------
                                                                  1996         1995              1996         1995
                                                                  ----         ----              ----         ----

INTEREST INCOME:
  Interest and fees on loans                                   $6,912,000   $5,893,000      $2,462,000   $2,154,000
  Interest on investment securities:
    U.S. government agencies
    and corporations                                            1,268,000    1,305,000         482,000      361,000
    States and other political
    subdivisions                                                1,336,000    1,236,000         387,000      407,000
    U.S.  Treasury                                                234,000      264,000         139,000       72,000
    Federal Home Loan Bank                                         23,000       18,000           9,000        6,000
  Interest on federal funds sold
    and interest bearing deposits
    at other banks                                                134,000      172,000          94,000      112,000
                                                               ----------    ---------       ---------    ---------
                                   Total interest income        9,907,000    8,888,000       3,573,000    3,112,000

INTEREST EXPENSE:
  Interest on deposits                                          2,716,000    2,301,000       1,015,000      819,000
  Interest on federal funds purchased                              74,000       85,000          18,000            0
  Interest on notes payable                                       301,000      408,000          84,000      135,000
                                                                ---------    ---------       ---------      -------
              Total interest expense                            3,091,000    2,794,000       1,117,000      954,000
                                                                ---------    ---------       ---------      -------
NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSS                                                     6,816,000    6,094,000       2,456,000    2,158,000
PROVISION FOR LOAN LOSS                                           165,000       60,000          60,000            0
                                                                ---------    ---------       ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSS                                                     6,651,000    6,034,000       2,396,000    2,158,000

NONINTEREST INCOME:
  Service charges                                                 279,000      236,000          94,000       78,000
  Gain (loss) on sale of
    securities available for                                       89,000      (75,000)       (123,000)     (14,000)
  Other                                                           350,000      281,000         110,000      106,000
                                                                ---------    ---------       ---------    ---------
              Total non interest income                           718,000      442,000          81,000      170,000
                                                                ---------    ---------       ---------    ---------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                2,861,000    2,369,000         945,000      853,000
  Amortization of investment in subsidiary
    over net assets acquired                                      170,000      170,000          57,000       57,000
  Occupancy and equipment                                         915,000      722,000         322,000      251,000
  Other                                                         2,128,000    1,895,000         525,000      620,000
                                                                ---------    ---------       ---------      -------
              Total non interest expense                        6,074,000    5,156,000       1,849,000    1,781,000
                                                                ---------    ---------       ---------    ---------

INCOME BEFORE INCOME TAX EXPENSE                                1,295,000    1,320,000        628,000      547,000
INCOME TAX EXPENSE  (Note 3)                                      215,000      292,000        177,000      146,000
                                                                ---------    ---------        -------      -------
NET INCOME                                                     $1,080,000   $1,028,000       $451,000     $401,000
                                                               ==========   ==========       ========     ========

EARNINGS PER COMMON SHARE:  (Note 4)
  Net income available for
    common stockholders                                        $1,080,000   $1,028,000       $451,000     $401,000
                                                               ==========   ==========       ========     ========
  Net income per share available
    for common stockholders                                         $0.89        $0.88          $0.37        $0.34
                                                               ==========   ==========       ========     ========
  Weighted average number of common
    shares outstanding                                          1,220,463    1,166,682      1,221,238    1,160,578
                                                               ==========    =========      =========    =========

UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1996
(Unaudited)


                                                                       Nine months ended
                                                                         September  30,
                                                                ------------------------------
                                                                   1996                1995
                                                                ------------       -----------

Net cash provided (used) by operating activities                ($1,143,000)        $1,208,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of securities held to maturity                      (1,010,000)          (900,000)
    Proceeds from sale of securities available for sale          24,707,000         28,142,000
    Purchase of securities available for sale                   (29,636,000)       (20,084,000)
    Loan origination fees received                                  349,000            370,000
    Loan originations net of repayments                         (17,475,000)       (12,900,000)
    Proceeds from the sale of mortgage loans                      4,106,000          1,520,000
Purchase of mortgage loans                                       (4,106,000)        (1,520,000)
    Proceeds from maturities of securities
      available for sale                                          8,090,000          1,676,000
    Proceeds from maturities of investment securities             2,698,000          4,108,000
    Proceeds from sale of other real estate owned                         0             83,000
    Proceeds from sale of premises and equipment                     31,000                  0
    Purchase of premises and equipment                             (243,000)          (222,000)
Net cash used in investing activities                           (12,489,000)           273,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                          32,361,000          7,899,000
    Net increase (decrease) in fed funds purchase                (4,000,000)                 0
    New borrowings long-term debt                                 4,000,000                  0
    Repayments of long-term debt                                 (6,512,000)          (188,000)
    Purchase of common stock                                         26,000           (219,000)
  Net cash provided by financing activities                      25,875,000          7,492,000

  Net increase in cash and cash equivalents                      12,243,000          8,973,000

  Cash and cash equivalents, beginning of year                   10,297,000          6,329,000
  Cash and cash equivalents, end of quarter                     $22,540,000        $15,302,000



                 UNION BANKSHARES, LTD. AND SUBSIDIARY

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          SEPTEMBER 30, 1996



NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 1996 and the Company's results of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

Certain reclassifications have been made to the September 30, 1995 Consolidated Financial Statements to conform to the September 30, 1996 Consolidated Financial Statements.


NOTE 2.   RESULTS OF OPERATIONS

The results of operations for the three and nine months ended
September 30, 1996 are not indicative of the results to be expected for the full year.


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

NOTE 4.   EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 71,256 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1996. Earnings per common share were affected by 14,908 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1995.


NOTE 5.   ACCOUNTING FOR INVESTMENTS

The Company was required to adopt FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to classify investment securities as trading, available for sale or held to maturity. Investments classified as trading and available for sale are to be valued at their fair market value while investment securities classified as held to maturity are valued at cost. At September 30, 1996, the Company classified $40,372,000 of its investment portfolio as available for sale and $25,387,000 as held to maturity. No amounts were classified as trading. The adoption of this statement increased the equity of the Company by approximately $133,000, net of deferred taxes of approximately $45,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the third quarter and nine months ended September 30, 1996. The discussion is a supplement to the unaudited Consolidated Financial Statements and should be read in conjunction with those statements.


RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Overview:  Union Bankshares, Ltd. (the "Company") reported net income
--------
of $1,080,000 for the nine months ended September 30, 1996, an increase of 5.1% from net income of $1,028,000 for the first nine months of 1995. Earnings were positively impacted in the first nine months of 1996 by an increase in net interest income of $722,000, an increase in gain on sale of securities of $164,000, an increase in service charges and other noninterest income of $112,000 and a decrease in income tax expense of $77,000 compared to the 1995 period. These improvements were partially offset by a $918,000 increase in noninterest expense and a $105,000 increase in provision for loan loss for the nine months ended September 30, 1996. $538,000 of the increase in noninterest expense relates to the Company's redemption of its outstanding convertible subordinated notes (the "Notes") as it was required to write off the balance of the public offering costs relating to the Notes and the one percent premium paid at redemption of the Notes. The remainder of the increase in noninterest expense relates primarily to branch opening and start-up expenses. Net income per share was $.89 for the nine months ended September 30, 1996 compared to $.88 per share for the 1995 period. Return on average assets and average equity were .79% and 9.67%, respectively, for the nine months ended September 30, 1996 compared to .91% and 10.64% for the first nine months of 1995. Net income and return on average assets and equity were similarly affected by the write-offs in connection with the redemption of the Notes.

During the first nine months of 1996, the Bank's loan portfolio increased by $17.4 million, while its deposits increased $32.4 million. The increase in deposits at September 30, 1996 includes a $16.2 million escrow deposit from one customer of the Bank which was withdrawn in October 1996. In addition, the Company's long term debt decreased $2.5 million as a result of the redemption of the $6.5 million of the Notes and the subsequent funding of the $4.0 million loan from Boatmen's First National Bank of Kansas City ("Boatmen's"). In order to fund the balance of the Note redemption, the Company reduced its investment securities portfolio by $2.5 million.

The average prime rate and average federal funds rate decreased during the first nine months of 1996 approximately 58 basis points and 53 basis points, respectively, from the comparable 1995 period. These decreases negatively affected the Company's average yields on loans and securities, and its average cost of funds and net interest margin. This negative effect results from the more frequent repricing of the Company's loan and securities portfolios than its deposit base.


Interest Income:  Interest income increased $1,019,000, or 11.5%, to
---------------
$9,907,000 for the period ended September 30, 1996 from $8,888,000 for the comparable 1995 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.98% for the first nine months of 1996, which reflects a decrease of 17 basis points (each basis point equals 1/100 of 1%) from the comparable 1995 period. The average yield on loans decreased from 10.90% in the 1995 period to 10.34% in the 1996 period, and the average yield on securities held by the Company increased from 7.20% in the 1995 period to 7.25% in the 1996 period. Interest income on loans was $1,019,000 greater in the 1996 period, while interest income on securities increased $38,000 in the 1996 period.


Interest Expense:  Interest expense increased $297,000, or 10.6%, to
----------------
$3,091,000 for the nine months ended September 30, 1996 from $2,794,000 for the nine months ended September 30, 1995. This increase is primarily due to the $28.5 million increase in interest bearing deposit accounts (including the $16.2 million escrow deposit described above) in the 1996 period compared to those in the 1995 period, partially offset by the $2.5 million decrease in the Notes payable between the same periods. Average rates paid on interest bearing deposits increased 8 basis points to 3.49% in the first nine months of 1996 from 3.41% in the first nine months of 1995.


Net Interest Income:  Net interest income before provision for loan
-------------------
loss was $6,816,000 for the nine months ended September 30, 1996, an increase of $722,000, or 11.8%, over the first nine months of 1995. Net interest margin decreased 8 basis points from 6.37% in the 1995 period to 6.29% in the 1996 period. The increase in net interest income from the 1995 period to the 1996 period is primarily due to a $1,019,000 increase in interest income on loans and a $38,000 increase in interest income on securities, partially offset by a $297,000 increase in interest expense. The Company's average cost of funds for the nine months ended September 30, 1996 was 6 basis points lower than the comparable 1995 period. The Company's average yield on interest earning assets decreased 17 basis points in the 1996 period compared to the 1995 period, from 9.15% to 8.98%.


Noninterest Income:  Noninterest income increased $276,000 for the
------------------
nine months ended September 30, 1996 to $718,000 from $442,000 for the nine months ended September 30, 1995. This increase was primarily due to a $164,000 increase in the gain on sale of securities available for sale from a $75,000 loss in the first nine months of 1995 to an $89,000 gain in the first nine months of 1996.


Noninterest Expense:  Noninterest expense increased $918,000, or
-------------------
17.8%, for the first nine months of 1996 to $6,074,000 compared to $5,156,000 in the first nine months of 1995. This increase is primarily the result of increases in (i) a one time $538,000 expense for the write off of the balance of the public offering costs and the one percent premium paid on the redemption of the Notes; (ii) salaries and benefits relating primarily to annual merit increases and staffing expense at the branches; and (iii) marketing, initial start-up costs and overhead expenses of the branches.



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Overview:  The Company reported net income of $451,000 for the three
--------
months ended September 30, 1996, an increase of 12.5% from net income of $401,000 for the comparable 1995 period. Net income was $.37 per share for the three month period ended September 30, 1996, compared to $.34 per share for the 1995 period. Return on average assets and average equity were .99% and 12.12%, respectively, for the three month period ended September 30, 1996, compared to 1.05% and 12.01%, respectively, for the 1995 period.

The average prime rate and average federal funds rate decreased during the three months ended September 30, 1996 approximately 52 basis points and 47 basis points, respectively, from the comparable 1995 period. These decreases negatively affected the Company's average yields on loans and securities, and its average cost of funds and net interest margin. This negative effect results from the more frequent repricing of the Company's loan and securities portfolios than its deposit base.

Interest Income:   Interest income increased $461,000, or 14.8%, to
---------------
$3,573,000 for the three month period ended September 30, 1996 from $3,112,000 for the comparable 1995 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.91% for the three month period ended September 30, 1996, which reflects a decrease of 41 basis points from the comparable 1995 period. The average yield on loans decreased from 11.17% in the 1995 period to 10.23% in the 1996 period, and the average yield on securities held by the Company increased from 7.21% in the 1995 period to 7.32% in the 1996 period. Interest income on loans was $308,000 greater in the 1996 period and interest income on securities increased $171,000 in the 1996 period.


Interest Expense:  Interest expense increased $163,000, or 17.1%, to
----------------
$1,117,000 for the three month period ended September 30, 1996 from $954,000 for the three month period ended September 30, 1995. This increase was primarily due to an increase in interest expense on deposits of $196,000, offset by a decrease in interest expense on the Notes payable of $51,000. Average rates paid on interest bearing deposits increased 8 basis points to 3.53% in the three month period ended September 30, 1996 from 3.45% in the three month period ended September 30, 1995.


Net Interest Income:  Net interest income before provision for loan
-------------------
loss was $2,456,000 for the three month period ended September 30, 1996, an increase of $298,000, or 13.8%, over the comparable period of 1995. Net interest margin decreased 33 basis points between the periods from 6.57% in the 1995 period to 6.24% in the 1996 period.
The increase in the net interest income is primarily due to a $308,000 increase in interest income on loans and a $171,000 increase in interest income on securities, offset by a $163,000 increase in interest expense. The Company's average cost of funds for the three month period ended September 30, 1996 was 5 basis points lower than in the comparable 1995 period. The Company's average yield on earning assets decreased 41 basis points in the 1996 period compared to the 1995 period, from 9.32% to 8.91%.


Noninterest Income:  Noninterest income decreased $89,000 for the
------------------
three month period ended September 30, 1996 to $81,000 from $170,000 for the three month period ended September 30, 1995. This decrease was primarily due to a $109,000 decrease in the gain on sale of securities available for sale from a $14,000 loss in the three month period ended September 30, 1995 to a $123,000 gain in the three month period ended September 30, 1996.


Noninterest Expense:  Noninterest expense increased $68,000, or 3.8%,
-------------------
for the three month period ended September 30, 1996 to $1,849,000 compared to $1,781,000 in the three month period ended September 30, 1995. This increase is primarily the result of increases in (i) salaries and benefits relating primarily to annual merit increases and staffing expense at the branches; (ii) marketing, initial start-up costs and overhead expenses of the branches; and (iii) a one time recovery of legal expenses of approximately $57,000.


PROVISION FOR LOAN LOSS
-----------------------

The Company charged $165,000 to Provision for Loan Loss in the first nine months of 1996 and $60,000 for the same period in 1995. The ratio of loan loss reserve to total loans was 1.66% at September 30, 1996 and 1.46% at September 30, 1995. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS
------------------------------

The Company's total assets increased 15.2% to $192.7 million at September 30, 1996 from $167.2 million at December 31, 1995. During the nine months ended September 30, 1996 deposits increased $32.3 million to $172.5 million at September 30, 1996 from $140.2 million at December 31, 1995. This increase includes a $16.2 million escrow deposit from one customer of the Bank which was withdrawn in October 1996. None of the Company's deposits at September 30, 1996 were brokered deposits.

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


ASSET QUALITY
-------------

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

Total nonperforming assets were $16,000 and $192,000 at September 30, 1996 and December 31, 1995, respectively. Other Real Estate Owned
(OREO) was $0 at both September 30, 1996 and December 31, 1995. At September 30, 1996, securities held to maturity were $25.4 million, or 38.6% of the total portfolio, and securities available for sale totaled $40.4 million, or 61.4% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At September 30, 1996, the market value of investments available for sale exceeded carrying value by approximately $132,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $238,000 at September 30, 1996. U.S. government securities make up $38.6 million, or 58.5% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $27.2 million, or 41.5% of the portfolio at September 30, 1996.

As noted in the Company's Form 10-KSB for the year ended December 31, 1995, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 1996, the dollar duration of the investment portfolio was 3.90 compared to 3.68 at December 31, 1995. This modest increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first nine months of 1996 with securities with the same or higher yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk.
The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES
-----------------

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased to $15.3 million at September 30, 1996 from $14.9 million at December 31,

1995. This increase in stockholders' equity was due to the retention of earnings in the current year, the conversion of the $26,000 of convertible subordinated notes into common stock and the net effect of FAS 115 which requires financial institutions to mark their Available For Sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 9.85% at September 30, 1996 and its total qualifying capital to risk weighted assets was 11.13%. As of September 30, 1996 the Bank exceeded the minimum regulatory risk based capital ratios.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
----------------------------------------------------------------------
ACT OF 1995.
-----------

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

                        UNION BANKSHARES, LTD.

                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit No.              Description

              27                   Financial Data Schedule

          (b)  Reports on Form 8-K

               On July 25, 1996, the Company filed a Report on Form 8-K, pursuant to Item 4 thereof, stating the change in the Company's certifying accountant.
                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              UNION BANKSHARES, LTD.
                              ----------------------------------------
                              (REGISTRANT)






NOVEMBER 7, 1996              BRUCE E. HALL
                              ----------------------------------------
                              Bruce E. Hall
                              Vice President,Treasurer and
                              Secretary
                              (Authorized Officer and Principal
                              Financial Officer of the Registrant)

                             Exhibit Index


Exhibit No.              Description

   27                    Financial Data Schedule