Form 10KSB
period 1996-12-31
UNION BANKSHARES LTD
filed 1997-03-28
CIK 895688

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                           ________________
                              FORM 10-KSB
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1996
                                  OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from _______________ to _______________

                    COMMISSION FILE NUMBER 0-21078
                           ________________

                        UNION BANKSHARES, LTD.
            (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         DELAWARE                             84-0986148
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                    1825 LAWRENCE STREET, SUITE 444
                        DENVER, COLORADO  80202
               (Address of principal executive offices)

                             (303)298-5352
                      (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                 NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                Common Stock, par value $.001 per share
                           (Title of class)
                           ________________
     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                             -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's gross revenues for the fiscal year ended
December 31, 1996 totaled $14.6 million.
     The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $17.50 per share as of March 21, 1997, was approximately $9,586,413.

     As of March 21, 1997, there were outstanding 1,154,457 shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1997, are incorporated by reference into Part III as specified.
     Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page E-1.

     Transitional Small Business Disclosure Format (check one)
Yes         No   X
    -----      -----
======================================================================
                        UNION BANKSHARES, LTD.
                        ----------------------

                           TABLE OF CONTENTS
                                                                  Page
                                                                  ----

                                PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .    24

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .    25

                                PART II

Item 5.   Market for Common Equity and Related Shareholder Matters  26

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . .    27

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .    41

Item 8.   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure . . . . . . . . . . . . . . .    41

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act . . . . . . . . . . . . . . . . . . . . . . . . . .   42

Item 10.  Executive Compensation  . . . . . . . . . . . . . . . .   42

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management  . . . . . . . . . . . . . . . . . . . . . .   42

Item 12.  Certain Relationships and Related Transactions  . . . .   42

Item 13.  Exhibits and Reports on Form 8K . . . . . . . . . . . .   43

                                PART I

ITEM 1.   BUSINESS


OVERVIEW

     Union Bankshares, Ltd. (the "Company") is an independent bank holding company whose predecessor was incorporated as a Colorado corporation in 1984. The Company was reincorporated in Delaware in 1992. The Company's principal asset is the common stock of Union Bank & Trust (the "Bank"), a state chartered commercial bank located in Denver, Colorado. The operations of the Bank and its predecessors date back to 1917. The Company acquired the Bank in 1985. The Bank attracts FDIC-insured deposits, and focuses on providing relationship banking based on personal attention and professional service to small and medium-sized businesses. This operating strategy has resulted in sustained growth in the Bank's asset and deposit base and loan portfolio, with strong operating results.

     The Bank has maintained its emphasis on asset quality and capital preservation by following conservative loan underwriting standards that have allowed it to avoid excessive loan losses. The Bank's ratios of nonperforming assets to capital and to total assets were
 .11% and .01%, respectively, at December 31, 1996.

     The Company continues to seek to take advantage of the opportunities in the Colorado banking market which have resulted from the relaxation of historical regulatory limitations on branch banking. In addition, recent acquisition activity in the industry has led to lapses in coverage of different customer needs and reduction in customer services, as well as disruption of existing account relationships. The Company believes that this continues to afford the Bank an opportunity for internal growth through attracting new customers and quality personnel with existing customer relationships.

     The Company's strategy for growth (see "Growth Strategy") is based on developing startup branches that are strategically located around the Denver metropolitan area to serve the Bank's focus market of small and medium-sized businesses. The Company has opened three branches, the first in the Lakeside area in July 1994, the second in the University Hills area in March 1995, and the third in the Lakewood area in December 1995. Each of these are full service branches, having the appearance of stand alone banks. The Company continues to analyze opportunities to open additional full-service branches in the metropolitan Denver area, subject to identification of an appropriate market and branch location, negotiation of an acceptable lease and approval of the various regulatory bodies and branching restrictions under Colorado law. See "Supervision and Regulation."

     See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Safe Harbor Statement under the Private Securities Litigation Reform Act" for a discussion of matters regarding forward-looking statements in this Form 10-KSB.

OPERATING STRATEGY

     The Company's strategy as an independent, one-bank holding company has been carried out through the operations of the Bank and, recently, its branches. The Bank, since its acquisition by the Company in 1985, has emphasized local relationship banking for the small and medium-sized business. The Bank's operating strategies include:

     .  Personal Attention and Professional Service

     .  Maintaining Asset Quality

     .  Asset/Liability Management

     The Company's branching efforts are structured to continue to build on the three strategies outlined above. The Company has located the branches in areas that produce a similar customer base to that of the Bank, has encouraged community participation at each branch through an Advisory Board of local business leaders, has developed transparent communication and data delivery systems, and has retained employees familiar with both the Company's operating philosophies and the community's needs.

     Personal Attention and Professional Service. The Bank's customer-oriented strategy is one of providing customers with personal attention and professional service by involving all employees in developing and carrying out the customer service program. The Bank's executive management team believes that by providing all employees an open opportunity to communicate their ideas to management, and, if appropriate, implementing them, it can refine and improve the operation of the Bank. This employee involvement has led to two successful customer service efforts: the "Officer Call" program and the "Customer Compliment and Service Improvement" program. Under the Bank's Officer Call Program, which was implemented in 1986, lending officers call on existing customers and prospects on a regular basis. At these meetings, the officers seek to develop a better understanding of the business issues faced by the customer, and can discuss services which the Bank can provide to help them address their needs. In the Customer Compliment and Service Improvement program, the Bank, by including requests in mailings of monthly statements, the Chairman's Quarterly Statement of Condition report, and direct mail pieces, solicits customer feedback on the Bank's customer service performance. Customers are provided with a bank officer's name and phone number to ease the contact process, and are encouraged to speak (or write) freely with respect to both positive and negative aspects of the Bank's service. The Bank also surveys new customers (or existing customers who have opened additional accounts) to check on the level of service they received, and, secondarily, to solicit information that might help the Bank cross-sell additional services. During each of the past three years, the Bank contracted with an independent consultant to facilitate three focus groups of approximately twenty business customers each. The purpose of the groups was to receive input from the Bank's customer base pertaining to the Bank's future direction as an organization, present level of service and products, and customers' ideas and philosophies of serving small and medium-sized businesses. In 1996, the Bank held its second Customer Business Fair, at which approximately 76 Union Bank & Trust customers elected to display their goods and services. Approximately 350 - 450 other Union Bank & Trust customers attended the Fair to view the exhibits. The Bank intends to repeat this activity in 1997, and will seek to attract more exhibitors and attendees.

     Management believes that its policy of employee involvement, which it refers to as its "staff to management" philosophy, has resulted in the very low turnover experienced by the Bank at all levels of employment. Management believes that this enables the Bank to provide continuity of service by the same staff members, leading to long-term customer relationships, high quality service and quick response to customer needs. The Bank also emphasizes continuing education and training through formal in-house training programs and outside accredited programs.

     Maintaining Asset Quality. The Bank has emphasized asset quality through its conservative lending policy rooted in relationship banking. The Bank generally is not a transaction-by-transaction lender, preferring instead to develop a full banking relationship with its loan customers. This philosophy has led to generally positive loan loss experience and low ratios of nonperforming assets to total assets. See "Nonperforming Assets."

     Asset/Liability Management. The Bank's asset/liability management policy is designed to manage the risk/return relationships between capital adequacy, market risk, liquidity and interest rate risk. A substantial component of this policy is to protect the Bank's portfolio from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the Bank's balance sheet mix. The Bank's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."


GROWTH STRATEGY

     The Company has analyzed several potential bank acquisitions during the past three years. The Company chose not to finalize such potential acquisitions due to the heightened price expectations of sellers in the Colorado market which have been brought about by the purchase of local banks by out-of-state and, in some cases, in-state banking groups at historically high multiples of book value. Management believes that the opportunity to acquire commercial banks and thrifts located in the Denver metropolitan area, in a manner which it considers economically advisable, has decreased somewhat in the past three years. The Company intends to continue to analyze potential acquisitions in the Denver metropolitan area, as well as other areas in Colorado, but, in addition, to aggressively pursue its branching strategy.

     The Company is focused on growth as an independent entity and has adopted an aggressive internal growth strategy through establishing full-service branches in locations in the Denver metropolitan area that will reach the small and medium-sized businesses in each location. The Bank's three existing full-service branches are structured to provide complete banking services in each location and are headed by a branch president with responsibility and authority to service the banking and lending needs of the local business. Each full-service branch has an advisory board of local businessmen providing guidance and input to Bank management. This structure compliments the Bank's philosophy of customer-to-staff-to-management direction so that the Bank responds to customer input rather than the customer being asked to respond to the Bank without having the opportunity to give input.

     On January 7, 1994, the Bank entered into an agreement with Colorado National Bank, Denver, Colorado, under which the Bank had the option to acquire up to four authorities to operate branches at a price of $25,000 per branch. In July, 1994, the Bank opened its first branch in the Lakeside area of metropolitan Denver. The branch has been well-received by the community and has attracted over $12.9 million in deposits to date. In March, 1995, the Bank opened its second branch in the University Hills area of metropolitan Denver, and in December, 1995, the Bank opened its third branch in the Lakewood area of metropolitan Denver. These branches have also been well-received by their respective communities and have attracted over $8.1 million and $6.0 million in deposits to date, respectively. The Bank may seek to add an additional branch in 1997, though it has relinquished its contractual option to acquire the fourth branch authority from Colorado National Bank. Concentrating on branching has allowed the Bank to continue to expand its customer base at a lower cost compared to acquisitions while conserving capital in the event an attractive acquisition opportunity arises.

     To accommodate the Company's anticipated growth, management intends to continue to recruit additional high-quality personnel and enhance its internal management systems. Management believes that such personnel and systems are necessary if the Company is to achieve its growth strategy without compromising its customer-oriented approach to banking and its commitment to maximize asset quality. Further, the recent consolidation in the Colorado banking industry has resulted in the availability of a large number of quality personnel with long-standing customer relationships. There can be no assurance, however, that the Company will achieve its growth objectives.



ECONOMIC ENVIRONMENT IN MARKET AREAS SERVED

     The Company's principal market for loans and deposits is the greater Denver metropolitan area. The Bank has benefitted from the recent strength in the metropolitan Denver economy. The metropolitan Denver economy's strength is believed to reflect its diversification from its prior dependence on the oil and gas industry, with strong contributions from the manufacturing, telecommunications and government sectors. Total employment, retail sales and home sales have all been healthy in recent years, while apartment vacancy and commercial office vacancy rates have generally declined.

     As with the metropolitan Denver economy, the Colorado economy has become more diversified over the past decade. An increase in international trade and tourism, together with growth in small manufacturing and high technology industries, has broadened the economic base of Colorado. Although the Company anticipates continued economic growth in metropolitan

Denver and in Colorado, there can be no assurance that growth will continue at or near the rates recently experienced.


LENDING ACTIVITIES

     General. The Bank provides a range of commercial and retail lending services, including, but not limited to, commercial business loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, loan participations, consumer loans, revolving lines of credit, and letters of credit. Currently, the primary focus of the Bank is on commercial business lending to small and medium-sized businesses. The Bank places a strong emphasis on asset quality, and maintains conservative underwriting standards. The Bank monitors the concentration of its loan portfolio in an effort to avoid over-allocating its funds available for lending to any particular industry sector.

     The Bank is not normally a transaction lender and generally requires a full banking relationship with its commercial customers. The Bank seeks to continually develop and maintain its strong community orientation by, among other things, considering the interests of its existing and potential customers in the Denver community. In particular, primary consideration is given to customers with interests in the Bank's and branches' surrounding communities, including the areas located within a five-mile radius of the Bank's main location and a three-mile radius of the branch locations.

     The Bank's loan officers have an average of over twenty years lending experience and are committed to the lending profession. The loan officer staff includes two past presidents of the Rocky Mountain Chapter of Robert Morris Associates (the national organization of bank credit officers).

     Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan, aggregate dollar amount and percentage of total loans at the dates indicated.


                                                                           December 31
                                                                           -----------
                                                                 1996                          1995
                                                                 ----                          ----
                                                     Amount             %          Amount             %
                                                     ------             -          ------             -
                                                                     (Dollars in thousands)
Commercial loans . . . . . . . . . . . . . . . .     $70,631          71.4%        $54,488          68.2%
Real estate -- construction loans  . . . . . . .       5,758           5.8%          5,064           6.3%
Real estate -- mortgage loans  . . . . . . . . .       5,489           5.5%          7,975          10.0%
Consumer loans . . . . . . . . . . . . . . . . .      18,854          19.1%         13,785          17.3%
                                                     -------         ------                        ------
     Total                                           100,732         101.8%         81,312         101.8%
Less allowance for loan losses                        (1,754)         -1.8%         (1,448)         -1.8%
                                                     -------         ------        -------         ------
Loans receivable, net                                $98,978         100.0%        $79,864         100.0%
                                                     =======         ======        =======         ======

     Commercial Loans. Commercial lending is the Bank's primary focus and the strength of its lending activity. The Bank's areas of emphasis include, but are not limited to, loans to building contractors, wholesalers, manufacturers, business services companies and energy-related businesses. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates. Commercial loans outstanding were $70.6 million at December 31, 1996 compared to $54.5 million at December 31, 1995. Many of the Bank's commercial loans are extended to small business customers. These clients are composed of a variety of manufacturers, wholesalers, retailers, commercial contractors and service companies. The primary repayment risk is the failure of the business due to economic or financial factors. In most cases the Bank has taken security and receives personal guarantees to help assure an alternative source of repayment.

     Real Estate Construction Loans. The Bank originates financing to builders who have demonstrated a favorable record of performance for the construction of pre-sold homes as well as homes built without a specific buyer on a selective basis.

     The Bank generally provides commercial construction financing when the borrower has received a binding commitment for permanent financing from either the Bank or another lender. The Bank uses this service to solicit new customers and to maintain existing relationships. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay. The Bank carefully monitors construction draws and frequently inspects the property to insure the work is being completed as specified. In addition, construction loans generally are made where a conservative loan-to-value ratio exists. These loans are frequently backed by personal guarantees and other collateral that provide an alternative source of repayment. The Bank further attempts to limit its risk through adherence to conservative underwriting procedures and by using only state-certified appraisers. The Bank's real estate construction loans outstanding were $5.8 million at December 31, 1996, compared to $5.1 million at December 31, 1995.
This increase results from an increased marketing effort by the Bank to solicit loans from established residential builders in the metropolitan Denver area.

     Real Estate Mortgage Loans. The Bank generally restricts its commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which the Bank has a complete banking relationship. Therefore, many loans classified as commercial real estate loans could be characterized as ordinary commercial loans which are secured by real estate.

     Commercial real estate loans are generally made at floating rates and for maturities ranging from five to ten years. The Bank's underwriting standards generally require that the loan-to-value ratio not exceed 75% of appraised value or cost, whichever is lower. Management does not believe that the Bank's existing commercial real estate loan portfolio represents a material risk of loan losses.

     The Bank originates SBA real estate loans on owner occupied properties where the maturities may be up to twenty five years, and the loan-to-value ratio may reach 90% of appraised value or cost, whichever is lower. These loans are guaranteed from 80% to 85% of the amount of the loan by the Federal government.

     The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in the value of the real estate that is being held as collateral. The Bank also originates residential mortgage loans on a limited basis as a service to its customers. On those loans that are extended, the Bank attempts to have conservative loan-to-value ratios, personal guarantees, a strong history of debt servicing capability, fully amortizing terms over twenty years or less and alternative collateral if necessary.

     From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1996, 1995, and 1994, the Bank earned interest income on such loans of $6,000, $5,000, and $17,000, respectively. During the years ended December 31, 1996, 1995, and 1994, the Bank purchased loans in the amounts of $4,106,000, $2,450,000, and $13,025,000 and sold loans in the amount of $4,106,000, $2,450,000 and $16,185,000. All loans sold back to the mortgage company are without recourse to the Bank.

     These loans carry the same risks as any other real estate mortgage loan. However, in most cases, the Bank bears these risks for only a short period. As a general matter, the loans are presold and remain in the Bank's portfolio for an average of less than 30 days. The Bank has not, to date, retained any of these loans. Mr. Zueck, the Chairman of the Board of the Bank and President and a director of the Company, is a director and Treasurer of the mortgage company.

     Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank provides as a service to its business customers and their employees the choice of dealing with the same loan officer for consumer and business matters. This service has been well received by new business customers and their employees who, in dealing with large holding company banks, have frequently had to deal with a variety of different officers for different types of transactions. Consumer loans outstanding were $18.9 million, $13.8 million and $7.1 million at December 31, 1996, 1995 and 1994, respectively. The expansion of the Bank's consumer loan portfolio in 1994 reflected the establishment of a relationship with AAA of Colorado ("AAA") in which the Bank finances vehicle purchase contracts for members of AAA for vehicles purchased either directly through AAA or through AAA's dealer referral program. The Bank does its own credit analysis on each loan in order to determine whether to lend to each purchaser, following its normal credit criteria in review of the applications. The Bank intends to continue this relationship in the future. This program is terminable at the option of either party on five days' notice. The further increase in 1995 and 1996 resulted from a combination of continued growth in the AAA program, along with strong growth of the consumer markets at the branches. The branches have a higher ratio of consumer loans to commercial loans than the main Bank has historically experienced. Management expects that this will continue in the future.

     Commitments and Contingent Liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit as described in Note 9 of Notes to Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. It is management's policy not to commit to extend credit at below market interest rates.

     Credit Authority and Loan Limits. All loans, credit lines, and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including the indebtedness of any guarantor. All individual or aggregate credits in excess of $100,000 must be preapproved by the Bank's Loan Committee, with certain limited exceptions. The Bank allows certain senior loan officers the flexibility, based on their experience and the individual loan customer they are working with, to advance, without preapproval, up to $50,000 per request, with a limit of $100,000 per twelve-month period, to that customer, even if that customer's aggregate credits are over the $100,000 limit prior to the request. Any advance made under these conditions are then required to be ratified at the next regularly-scheduled Loan Committee meeting. The Loan Committee consists of the Bank's Chairman of the Board, Herman J. Zueck, its President, Jerrold B. Evans, and the outside directors of the Bank. A quorum of the committee is a minimum of four members.

     Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of its unimpaired capital, surplus, undivided profits and loan loss reserve ($2.0 million at December 31, 1996). The Bank utilizes a guidepost "house limit" on loans to any borrower of $1,500,000, which has occasionally been exceeded. The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits. Total loan participations sold as of December 31, 1996 and 1995 were $3,073,000 and $3,361,000, respectively.

     Loan Policy. The Bank's lending activities are guided by its Statement of Lending Policies and Procedures. These policies are reviewed annually and approved by the Bank's Board of Directors. The Bank supplements its internal supervision and audits of its lending operations with independent examinations performed by professional, experienced consultants and auditors.


NONPERFORMING ASSETS

     The Company's nonperforming assets consist of nonaccrual loans, restructured loans, past due loans and other real estate owned ("OREO"). In 1995, the Company adopted the Statement of Financial Accounting Standards No. 114, "Accounting by Creditor for Impairment of a Loan".

The adoption of this statement, which generally requires impaired loans to be measured at the present value of expected future cash flows or as a practical expedient at the observable market price or fair value of collateral, had no material effect on the Company's financial statements or the comparability between years in the table below. The following table sets forth information with respect to these assets at the dates indicated.


                                                                                       December 31,
                                                                                       ------------
                                                                            1996           1995           1994
                                                                            ----           ----           ----
                                                                                  (Dollars in thousands)
Past due 90 days or more . . . . . . . . . . . . . . . . . . . . . .       $  --         $   82        $   121
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . . .          14            110            821
Restructured loans . . . . . . . . . . . . . . . . . . . . . . . . .          --             --             --
                                                                           -----         ------        -------
Total nonperforming loans  . . . . . . . . . . . . . . . . . . . . .          14            192            942
Other real estate owned  . . . . . . . . . . . . . . . . . . . . . .          --             --             83
                                                                           -----         ------         ------
   Total nonperforming assets  . . . . . . . . . . . . . . . . . . .       $  14         $  192         $1,025
                                                                           =====         ======         ======
Ratio of total nonperforming assets
   to total assets . . . . . . . . . . . . . . . . . . . . . . . . .       0.01%          0.12%          0.70%
Ratio of total nonperforming loans
   to total loans  . . . . . . . . . . . . . . . . . . . . . . . . .       0.01%          0.24%          1.40%
Ratio of allowance for loan losses to total
   nonperforming loans . . . . . . . . . . . . . . . . . . . . . . .  12,528.57%        754.17%        113.70%


     Past Due, Nonaccrual and Impaired Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only if all principal has been collected or principal collection is assured. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, unless the loan is well secured, is in the process of being collected and the Bank's Loan Committee has approved maintaining the loan on an accrual basis, which in practice is rarely done. At December 31, 1996, the Company had $14,000 of loans accounted for on a non-accrual basis compared to $110,000 and $821,000 at December 31, 1995 and 1994, respectively. The peak at December 31, 1994 primarily relates to one secured credit of $475,000, which was paid in full in February 1995, and one secured credit of $240,000, which was paid in full in July 1995. The previous table would have shown the following amounts for 1994 without these two loans: (i) nonaccrual loans, $106,000; (ii) total nonperforming loans, $227,000;
(iii) total nonperforming assets, $310,000; (iv) ratio of total nonperforming assets to total assets, 0.2%; (v) ratio of total nonperforming loans to total loans, 0.3%; and (vi) ratio of allowance for loan losses to total nonperforming loans, 471.8%.

     Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 1996, 1995 and 1994.

     Impaired loans, which include non-accrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms total $124,000 and $208,000 at December 31, 1996 and 1995, respectively. An allowance for loan loss of $24,000 and $121,000 relates to impaired loans at December 31, 1996 and 1995, respectively. Interest of $12,000 and $53,000 was recognized on average impaired loans of $166,000 and $717,000 for 1996 and 1995, respectively. No interest was recognized on a cash basis on impaired loans during 1996 and 1995.

     Other Real Estate Owned. All of the Company's OREO since the beginning of 1994 has been located within Colorado. The property is carried at the lower of its fair market value less selling costs or the principal balance of the foreclosed loan plus costs of foreclosure and improvements made to such OREO by the Bank. At December 31, 1996 and 1995, the Company had no OREO compared to OREO property with a total carrying value of $83,000 at December 31, 1994. OREO at December 31, 1994 reflects the transfer of a first mortgage on a residence which was subsequently sold for $148,000 in January 1995. The excess proceeds on sale of $65,000, over the year-end 1994 carrying value of $83,000, was recorded as a recovery of the previously charged-off loan from this customer.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral, holding and disposal costs and costs of capital. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

     Management believes that the Company's allowance for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. There can be no assurance, however, that management will not determine to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance.

     The following table sets forth information regarding changes in the Company's allowance for loan losses for the periods indicated.

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                           1996           1995           1994
                                                                           ----           ----           ----
                                                                               (Dollars in thousands)
Balance of allowance for loan
  losses at beginning of period . . . . . . . . . . . . . . . . . .      $ 1,448       $ 1,071         $ 1,006

  Charge-offs:
    Commercial loans  . . . . . . . . . . . . . . . . . . . . . . .           17             93            133
    Real estate -- construction loans . . . . . . . . . . . . . . .           --             --             10
    Real estate -- mortgage loans . . . . . . . . . . . . . . . . .           --             --             --
    Consumer loans  . . . . . . . . . . . . . . . . . . . . . . . .           12             13             11
                                                                         -------        -------        -------
  Total charge-offs . . . . . . . . . . . . . . . . . . . . . . . .           29            106            154
                                                                         -------        -------        -------

Recoveries:
    Commercial loans  . . . . . . . . . . . . . . . . . . . . . . .           50            360             21
    Real estate -- construction loans . . . . . . . . . . . . . . .           --             --             --
    Real estate -- mortgage loans . . . . . . . . . . . . . . . . .           --             --             --
    Consumer loans  . . . . . . . . . . . . . . . . . . . . . . . .           --              3              3
                                                                         -------        -------        -------
  Total recoveries  . . . . . . . . . . . . . . . . . . . . . . . .           50            363             24
                                                                         -------        -------        -------
  Net charge-offs (recoveries). . . . . . . . . . . . . . . . . . .          (21)          (257)           130
  Provisions for loan losses  . . . . . . . . . . . . . . . . . . .          285            120            195
                                                                         -------        -------        -------
Balance of allowance for loan losses
  at end of period  . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,754        $ 1,448        $ 1,071
                                                                         =======        =======        =======

Ratio of net charge-offs (recoveries)
  to average loans  . . . . . . . . . . . . . . . . . . . . . . . .        -0.02%         -0.35%          0.22%
  Average loans outstanding
   during the period  . . . . . . . . . . . . . . . . . . . . . . .      $91,586        $72,924        $58,967

     The following table sets forth the allowance for loan losses by loan category, based upon management's assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.

                                                              December 31,
                                ------------------------------------------------------------------------
                                    1996                          1995                          1994
                                ------------                  ------------                  ------------
                                          Loans in                      Loans in                      Loans in
                                        category as a                 category as a                 category as a
                                         percentage                    percentage                    percentage
                           Amount of      of total       Amount of      of total       Amount of      of total
                           allowance     gross loans     allowance     gross loans     allowance     gross loans
                           ---------     -----------     ---------     -----------     ---------     -----------
                                                         (Dollars in thousands)

Commercial loans            $1,293          70.2%         $1,075          67.0%          $ 747          66.7%
Real estate--
  construction loans            39           5.7%             48           6.2%             48           6.2%
Real estate--
  mortgage loans               157           5.4%            164           9.8%            193          16.2%
Consumer loans                 265          18.7%            161          17.0%             83          10.9%
                            ------         ------         ------         ------         ------
          Total             $1,754         100.0%         $1,448         100.0%         $1,071         100.0%
                            ======         ======         ======         ======         ======         ======


INVESTMENT ACTIVITIES

     The Company maintains a securities portfolio comprised primarily of U.S. government securities, municipal securities and other investment securities. The Company manages its investment portfolio to
(i) maximize safety and soundness, (ii) provide adequate liquidity,
(iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank's Asset and Liability Management Committee, which is made up of the Bank's Chairman of the Board and Chief Executive Officer, its President, its Executive Vice President and Chief Operations Officer, its Executive Vice President of Lending, its Senior Vice President of Finance and Controller and its Vice President of Operations, oversees the Bank's investment portfolio with the assistance of an outside consultant. The Bank uses a measurement known as dollar duration to analyze its exposure to interest rate risk. Dollar duration measures the percentage loss or gain that the portfolio will sustain with each 100 basis point parallel shift in interest rates. In 1995, the Bank increased the dollar duration of its portfolio in an effort to maintain the gross yield from the portfolio as interest rates declined, and the investments which matured were replaced with new ones which had approximately the same yields, but with longer maturities. In 1996, the Bank further increased the dollar duration of its portfolio as interest rates remained relatively steady, and the investments which matured were replaced with new investments with similar yields, but longer maturities. As a result, the Bank has a relatively higher exposure to increased interest rates at this time
than at year-end 1995.   See "Item 6 - Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

     The table below provides the amortized cost and fair value of the Company's investment securities at each of the dates indicated.

                                                                              December 31,
                                                         ------------------------------------------------------
                                                          Amortized        Fair         Amortized        Fair
                                                            Cost           Value          Cost           Value
                                                            ----           ----           ----           -----
                                                                         (Dollars in thousands)
Held to Maturity:
    U.S. government agencies
     and corporations                                    $ 18,638       $ 18,717       $ 18,386       $ 18,593
    Obligations of states and
     political subdivisions                                 5,996          6,253             30             30
                                                          -------        -------        -------        -------
                                                           24,634         24,970         18,416         18,623
                                                          -------        -------        -------        -------

Available for Sale:
    U.S. government agencies
     and corporations                                      14,227         14,244          9,693          9,893
    U.S. Treasury securities                                4,070          4,103          3,998          3,998
    Obligations of states and
     political subdivisions                                20,384         20,799         32,843         33,831
    CMO/REMIC                                                  55             55          1,415          1,393
    Commercial Paper                                          703            703          1,708          1,708
                                                          -------        -------        -------        -------

                                                           39,439         39,904         49,657         50,823
                                                          -------        -------        -------        -------

    Total                                                $ 64,073       $ 64,874       $ 68,073       $ 69,446
                                                         ========       ========       ========       ========

     The following table sets forth the securities held by the Company which (other than U.S. government securities) make up more than ten percent of stockholders' equity:

                                               December 31, 1996
                                               -----------------
                                      Amortized Cost       Fair Value
                                      --------------       ----------
                                            (Dollars in Thousands)

Mt. Crested Butte Water and Sanitation  $  2,400            $  2,452
                                        --------            --------

     TOTAL                              $  2,400            $  2,452
                                        ========            ========

     The following tables provide the carrying values, maturities and weighted average yields of the Company's securities portfolio at the dates indicated.

Held-to-Maturity Securities
---------------------------

                                                                        December 31, 1996<F1>
                                                          ------------------------------------------------

                                                            Due after one Due after five
                                              Due in one    year through   years though     Due after
                                             year or less    five years      ten years      ten years        Total
                                             ------------    ----------      ---------      ---------        -----
                                                                       (Dollars in thousands)
U.S. treasury securities:
  Balance . . . . . . . . . . . . . . . . . .   $    --        $    --        $    --        $    --        $    --
  Weighted average yield  . . . . . . . . . .      0.00%          0.00%          0.00%          0.00%          0.00%
U.S. government securities:
  Balance . . . . . . . . . . . . . . . . . .   $    --        $    --        $    --        $    --        $    --
  Weighted average yield  . . . . . . . . . .      0.00%          0.00%          0.00%          0.00%          0.00%
Agency Pools <F2>:
 Balance . . . . . . . . . . . . . . . . . .    $   166        $12,593        $ 3,210        $ 2,669        $18,638
 Weighted average yield  . . . . . . . . . .       9.00%          7.85%          8.58%          7.95%          8.00%
Municipal securities --
  nontaxable <F3>:
  Balance . . . . . . . . . . . . . . . . . .   $    --        $    --        $   447        $ 5,549        $ 5,996
Weighted average yield  . . . . . . . . . . .      0.00%          0.00%          7.15%          5.87%          7.25%
Municipal securities --
  taxable:
  Balance . . . . . . . . . . . . . . . . . .   $    --        $    --        $    --           $           $    --
  Weighted average yield  . . . . . . . . . .      0.00%          0.00%          0.00%          0.00%          0.00%

Total:
  Balance . . . . . . . . . . . . . . . . . .   $   166        $12,593        $ 3,657        $ 8,218        $24,634
  Weighted average yield  . . . . . . . . . .      9.00%          7.85%          8.40%          6.55%          7.82%

_____________

<F1> Based on contractual maturities and, therefore, do not reflect principal amortization.

<F2> Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

<F3> Yields have been calculated on a full tax-equivalent basis.

                                                                        December 31, 1996<F1>
                                                          ------------------------------------------------
                                                            Due after one Due after five
                                              Due in one    year through   years though     Due after
                                             year or less    five years      ten years      ten years        Total
                                             ------------    ----------      ---------      ---------        -----
                                                                       (Dollars in thousands)
U.S. treasury securities:
  Balance . . . . . . . . . . . . . . . . . .    $    -        $ 4,104         $    -         $    -        $ 4,104
  Weighted average yield  . . . . . . . . . .      0.00%          7.52%          0.00%          0.00%          7.58%
U.S. government securities:
  Balance . . . . . . . . . . . . . . . . . .   $ 3,711        $   915        $ 4,427         $    -        $ 9,053
  Weighted average yield  . . . . . . . . . .      6.16%          7.22%          5.94%          0.00%          6.18%
Agency Pools <F2>:
 Balance . . . . . . . . . . . . . . . . . .     $    -        $    88         $    -        $ 5,157        $ 5,245
 Weighted average yield  . . . . . . . . . .       0.00%          8.35%          0.00%          7.97%          7.97%
Municipal securities --
  nontaxable <F3>:
  Balance . . . . . . . . . . . . . . . . . .   $   794        $ 1,139        $ 7,609        $ 3,560        $13,102
Weighted average yield  . . . . . . . . . . .      4.97%          5.22%          5.91%          5.60%          5.87%
Municipal securities --
  taxable:
  Balance . . . . . . . . . . . . . . . . . .   $   250        $   750        $ 1,166        $ 5,531        $ 7,697
  Weighted average yield  . . . . . . . . . .      6.29%          6.50%          7.07%          6.85%          6.87%
Commercial paper --
  Balance . . . . . . . . . . . . . . . . . .   $   703         $    -         $    -         $    -        $   703
  Weighted average yield  . . . . . . . . . .      5.80%          0.00%          0.00%          0.00%          5.80%

Total:
  Balance . . . . . . . . . . . . . . . . . .   $ 5,458        $ 6,996        $13,202        $14,248        $39,904
  Weighted average yield  . . . . . . . . . .      5.95%          7.01%          6.02%          6.94%          6.58%

_____________

<F1> Based on contractual maturities and, therefore, do not reflect principal amortization.

<F2> Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

<F3> Yields have been calculated on a full tax-equivalent basis.


     The Company invests in tax-exempt securities to help control taxable income. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments. The Company modestly increased the size of its tax-exempt portfolio in 1995, but modestly decreased its investment in 1996 in order to accomplish these goals.


TRUST DEPARTMENT ACTIVITIES

     Although the Bank maintains a trust department for individuals and corporate entities, it currently is engaging in a minimal level of trust activities, consisting primarily of acting as an escrow agent.


SOURCE OF FUNDS

     General. The Bank's primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Although the Bank's deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 1994, the Bank became a member of the Federal Home Loan Bank of Topeka (the "FHLB"). The Bank purchased $373,900 of dividend-bearing stock in the FHLB. In 1995, the Bank increased its holdings of FHLB dividend-bearing stock to $409,000, and in 1996 further increased its holdings of FHLB dividend-bearing stock to $494,000. The FHLB provides the Bank with access to a collateralized credit line of approximately $3.7 million, as well as a source to sell excess federal funds.

     On January 14, 1997, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to the Available for Sale portfolio.
The first $5,000,000 enabled management to reduce its current daily purchase of Federal Funds from approximately $8,000,000 to $3,000,000. With the remaining $5,000,000, the Bank purchased approximately $5,000,000 in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5,000,000 in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5,000,000 at 6.34%, maturing January 14, 1999; and $5,000,000 at 6.50%, maturing January 14, 2000. The loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans.

     Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDS"), savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Bank has not sought brokered deposits and does not currently intend to do so in the future. The Bank had no brokered deposits at December 31, 1996.

     The following table presents the average balances outstanding for each major category of deposits and weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        1996                          1995
                                                                        ----                          ----
                                                                              Weighted                      Weighted
                                                                               average                       average
                                                                Average       interest        Average       interest
                                                                balance         rate          balance         rate
                                                                ------          ----          ------          ----
                                                                               (Dollars in thousands)
Interest-bearing demand deposits . . . . . . . . . . . .      $ 73,722          2.98%       $ 63,633          3.04%
Certificates of deposit  . . . . . . . . . . . . . . . .         24,820          5.22%         20,736          5.03%
Savings accounts . . . . . . . . . . . . . . . . . . . .         9,313          2.64%          8,483          2.77%
Noninterest-bearing demand deposits  . . . . . . . . . .        43,042           N/A          38,237            N/A
                                                              --------          -----       --------          -----
            Total  . . . . . . . . . . . . . . . . . . .      $150,897          3.46%       $131,089          3.46%
                                                              ========          =====       ========          =====


     The following table shows the amount and maturity of CDS that had balances of more than $100,000 at the dates indicated.

                                                    December 31,
                                                    ------------
                                                  1996         1995
                                                  ----         ----
                                               (Dollars in thousands)

CDS over $100,000 with remaining maturity:
   Less than three months . . . . . . . . .    $  4,615      $ 4,253
   Three to six months  . . . . . . . . . .       2,074        3,667
   Over six months to one year  . . . . . .       3,065        2,527
   Over one year                                  2,177          987
                                                -------      -------
     Total                                      $11,931      $11,434
                                                =======      =======


COMPETITION

     The banking business in the greater Denver metropolitan area is highly competitive. The Company competes for loans and deposits with other commercial banks, credit unions, thrifts, mortgage bankers and other institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other things. Many of these competitors have substantially greater resources than the Company. In addition, by virtue of their larger capital bases or affiliation with larger multi-bank holding companies, some of the banks with which the Bank competes have substantially larger lending limits than the Bank, and perform other functions for their customers which the Bank can offer only through correspondents. The Company also faces significant competition for investors' funds from sellers of short-term money market securities and other corporate and government securities.

     The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. The Company believes its personal service philosophy in conjunction with its staff of experienced loan officers enables it to compete favorably with other financial institutions in its focus market of small and medium-sized businesses. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention and professional service.

     Competition has intensified as a result of changes in Colorado banking laws that permit (i) unlimited branching (limited statewide branching of Colorado-domiciled financial institutions was permitted until January 1, 1997), and (ii) out-of-state holding companies to acquire Colorado-based financial institutions, provided that the laws of the state in which the out-of-state institutions conduct their principal operations similarly permit Colorado-based institutions to acquire financial institutions domiciled in their states. During the past several years, substantial consolidation among financial institutions in Colorado has occurred. Management believes that this consolidation led to substantial account disruption for small and medium-sized businesses which are below the focus threshold for larger banks and which have had their lending relationships at such banks severed. Management further believes that this may lead customers in the Company's market area to seek a relationship with smaller, service-oriented institutions such as the Bank.


EMPLOYEES

     At December 31, 1996, the Company had approximately 94 full-time equivalent employees. In order to effectuate its "staff to management" philosophy, the Company has placed a high priority on staff development. This development involves extensive training (including customer service training) and selective hiring. New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis is placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that its relationship with its employees is good.


GOVERNMENT REGULATION

     The Company and the Bank are extensively regulated under federal and Colorado law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not shareholders of the Company. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company and the Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

THE COMPANY

     General. The Company is a bank holding company registered under The Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve. The Company is required to file an annual report and such other reports as the Board of Governors now requires or may require.

     Acquisitions. As a bank holding company, the Company is required to obtain the prior approval of the Board of Governors before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The Board of Governors will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The Board of Governors also considers managerial, capital and other financial factors in acting on acquisition or merger applications.

     Permissible Activities. A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in a non-banking activity, unless such activity has been determined by the Board of Governors to be closely related to banking or managing banks. The Board of Governors has identified specific non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the Board of Governors.

     Capital Adequacy. The Board of Governors monitors the capital adequacy of bank holding companies. As discussed below, the Bank is also subject to the capital adequacy requirements of the Federal Deposit Insurance Corporation ("FDIC") and the Division of Banking for the State of Colorado. The Board of Governors uses a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

     The Board of Governors has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the risk-based capital guidelines, total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with Tier 2 being limited to 100% of Tier 1. For bank holding companies, Tier 1 capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock) and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% should be in the form of Tier 1 capital).

     In addition to the risk-based capital guidelines, the Board of Governors and the FDIC use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies.
The leverage ratio is defined to be a company's Tier 1 capital divided by its tangible assets. Based upon the current capital status of the Company, the applicable minimum required leverage ratio is estimated to be 5%.

     The table below sets forth ratios of (i) total capital risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 capital to tangible assets, at December 31, 1996.

                                                At December 31, 1996
   Ratio                                      Actual  Minimum Required
   -----                                      ------  ----------------
Total capital to risk-weighted assets         11.79%        8.00%
Tier 1 capital to risk-weighted assets        10.49%        4.00%
Leverage (Tier 1 capital to tangible assets)   6.99%        4.00%


     Failure to meet the capital guidelines may result in the initiation by the Board of Governors of appropriate supervisory or enforcement actions.


THE BANK

     General. The Bank is a Colorado banking corporation, the deposits of which are insured by the FDIC, and is subject to supervision and regulation by the FDIC and the Colorado Division of Banking.

     Permissible Activities. No Colorado bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation does not now affect the Bank, since it is not presently involved in the types of transactions covered by this limitation.

     Branching. Colorado has no limitations on the number of branches a bank may establish.

     Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act ("CRA") has become increasingly important to financial institutions, including their holding companies. The CRA currently allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under the CRA. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. During the last examination, the Bank received a satisfactory rating. As a result, management believes that the Bank's performance under CRA will not impede regulatory approvals of proposed acquisitions or branching opportunities.

     Cross-Guarantee. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-controlled institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

     Dividend Restrictions. Dividends paid by the Bank provide substantially all of the cash flow of the Company. Under Colorado banking policies, the approval of the Colorado Division of Banking is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits for the preceding two years. In addition, a bank cannot pay a dividend if it will cause the bank to be "undercapitalized."

     Examinations. The FDIC periodically examines and evaluates state-chartered banks that are not members of the Federal Reserve System. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

     The Colorado Division of Banking also conducts examinations of the state-chartered banks. The Division may accept the results of a federal examination in lieu of conducting an independent examination. The Colorado Division of Banking also has the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

     Capital Adequacy. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and Tier 1 and Tier 2 capital being determined in basically the same manner as described above for bank holding companies. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The FDIC risk-based capital guidelines require state banks to have a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%.

     The FDIC's leverage guidelines require that state banks maintain Tier 1 capital of no less than 3% and up to 5% of total tangible assets. Based on the current capital status of the Bank, the applicable guideline is estimated to be 5%. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

          The table below sets forth the Bank's capital ratios at December 31, 1996.

                                                At December 31, 1996
   Ratio                                      Actual  Minimum Required
   -----                                      ------  ----------------
 Total capital to risk-weighted assets        11.37%        8.00%
 Tier 1 capital to risk-weighted assets       10.12%        4.00%
 Tier 1 capital to tangible assets             6.67%        4.00%


     The Bank's regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of less than 10% but not less than 8%, a Tier 1 risk-based capital ratio of less than 6% but not less than 4% and a leverage ratio of less than 5% but not less than 4%. Under these regulations, as of December 31, 1996, the Bank was well capitalized.

     The Federal Deposit Insurance Corporation Improvement Act of 1989 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

     Real Estate Lending Evaluations. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which are equal to or higher than the loan to value limitations established by the Bank.

     Deposit Insurance Premiums. Effective January 1, 1996, the assessment schedule for banks will range from 0 to 27 cents per $100 of deposits subject to Bank Insurance Fund ("BIF") assessments, based on each institution's risk classification. The Bank's insured deposits are subject to assessment payable to BIF. An institution's risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized" and "undercapitalized." The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action). Currently, the Bank is a well-capitalized institution and a Group A supervisory subgroup.

     Interstate Banking Legislation. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies will be permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks will be permitted to merge across state lines (and to thereby create interstate branches) commencing July 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior
                                                           ----
to July 1, 1997) to the interstate branching provisions. Colorado has neither "opted-in" nor "opted-out" of the interstate branching provisions and therefore out of state banks may branch into Colorado after June 30, 1997 in accordance with applicable laws. The Company does not currently have any plans generally to take any actions permitted by the Interstate Act.


CHANGING REGULATORY STRUCTURE

     The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is difficult to predict the outcome of these changes.

     One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Board of Governors, the Comptroller of the Currency and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Colorado Division of Banking possesses certain enforcement powers to address violations of the Colorado Banking Code by Colorado state-chartered banks.

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policy of the Board of Governors, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Board of Governors to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rate charged on loans or paid on deposits.

     The Board of Governors' monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.


ITEM 2.   PROPERTIES

     The Bank leases space in a six-story office building in Denver, Colorado, with approximately 18,932 rentable square feet. This space houses the Bank's loan and teller facilities, new accounts personnel, safe deposit facilities, the trust department and administrative offices. The Bank also leases a 1,723 square-foot detached facility located one block from the Bank's main offices, which is used for drive-up and walk-in customer services. In addition, the Bank leases 2,220 square feet of space in an adjacent building which is used for storage and an employees' lounge. The lease provides the Bank with parking rights for use by the Bank's customers. The foregoing leases run for a term of ten years from July 1, 1994, renewable at the Bank's option for two additional terms of five years each. Effective June 1, 1996, the Bank leased 2,347 additional square feet in the six-story office building. The space is occupied by the Bank's Real Estate/Construction Loan Department. The Bank leases this space at approximately $11.00 per square foot, renewable on an annual basis. The Bank leases all of the above space at approximately $10.01 per square foot.

     The Company expanded its operations in July 1994 through the opening of a full-service branch in the Lakeside area of metropolitan Denver. The branch occupies a two-story office building with approximately 8,325 square feet. The building houses the branch's operations and the Bank's data processing operations. The original lease expires on July 31, 2004 and is renewable for two additional terms of five years each. Due to the growth of the data processing operations on August 15, 1996, the Bank leased 1,474 additional square feet on the second floor. The addendum to the original lease expires August 14, 2001 and is renewable for three additional years. The Bank leases this building at approximately $11.05 per square foot, with rental subject to annual per square foot escalation.

     The Company again expanded its operations in March, 1995 by leasing a 3,917 square-foot building in the University Hills area of metropolitan Denver for the new branch. The lease expires on March 31, 2005 and is renewable for two additional terms of five years. The Bank leases this building at approximately $12.94 per square foot.

     On December 4, 1995, the Company opened its third branch, this one in the Lakewood area of metropolitan Denver. The Bank leased space in a three-story building with approximately 3,955 rentable square feet, along with a separate drive-up facility with two stalls and a control booth. The Bank is sub-leasing the space through February 28, 1997, after which the Bank will lease directly from the building owners. The lease runs through October 31, 2005. The Bank leases the building space and drive-up facility at approximately $18.75 per square foot.

     The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure facilities at reasonable rates. The Company believes that the facilities are adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS

     Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of the Company's management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

                                1996                     1995
                            -------------           -------------
                           High        Low         High        Low
                           ----        ---         ----        ---

     First Quarter       $11.750     $10.500      $8.875      $7.500
     Second Quarter      $12.750     $10.750      $8.250      $7.625
     Third Quarter       $17.000     $12.375     $11.813      $8.250
     Fourth Quarter      $17.375     $14.250     $12.000     $10.500


                                                    1997
                                               --------------
                                             High           Low
                                             ----           ---
     First Quarter (to March 21, 1997)      $18.25         $15.25


     Union Bankshares' common stock has been traded on The NASDAQ
Stock Market since March 1993 under the symbol "UBSC". The above prices represent closing sale prices on The NASDAQ Stock Market. As of March 21, 1997, there were 97 shareholders of record and approximately 700 beneficial shareholders.


DIVIDEND POLICY

     The Company's policy is to retain its earnings to support the growth of its business. The Board of Directors of the Company has not historically declared cash dividends on its Common Stock, and does not plan to do so in the foreseeable future. The ability of the Company to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution's earnings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's Consolidated Financial Statements show its financial condition and information on a consolidated basis. The Bank is the only operating unit of the Company. The differences between the Company's financial condition and results of operations and those of the Bank have historically consisted primarily of the $10 million loan obtained by the Company upon the acquisition of the Bank (the "Acquisition Loan"), the $6.9 million in 8.3% convertible notes due 2003 (the "Convertible Notes") issued at the time of the Company's initial public offering in 1993 and principal and interest payments thereon, the $4.0 million loan obtained in March 1996 in connection with the redemption of the Convertible Notes, and the amortization of the values assigned to the Bank's core deposits and goodwill in the acquisition of the Bank. In 1993, the Company began amortizing the remaining goodwill relating to the acquisition at the rate of approximately $226,000 per year through 2009.

     On March 1, 1996, the Company called the Convertible Notes for redemption. The redemption on April 1, 1996 caused the Company to accelerate the amortization of the debt issuance costs which were being amortized over a ten-year period. On March 31, 1996, there was a write-off of the $473,000 balance of the debt issuance costs and the $65,000 call premium. The after-tax effect of this transaction was a $337,000 non-cash charge to income in the first quarter of 1996. This is reported as an extraordinary item in the Company's financial statements.

     The Company has opened three branches since July 1994. As expected, the branches have all experienced greater expenses than income during the first months of operations. As the deposit and loan balances have grown, however, the monthly net losses have become smaller. During the last quarter of 1996, all of the branches showed a small excess of income over direct costs. The Company expects that the branches will continue to generate modest income in 1997.


NET INTEREST INCOME

     For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 1996, 1995 and 1994, average interest-earning assets were $157.5 million, $137.9 million, and $122.8 million, respectively. During these same periods, net interest margin, computed on a full tax equivalent basis, was 6.29%, 6.35% and 6.03%, respectively. See "Results of Operations."

     The following tables set forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Net interest income is computed on a full tax equivalent basis to reflect the effect of tax exempt income earned on municipal obligations in the investment securities portfolio. Full tax equivalent interest income on tax exempt securities is the amount of income that would have to be earned on taxable securities to yield the same after tax return. A 34% tax rate was used.

                                                              Year Ended December 31,
                            ------------------------------------------------------------------------------------------
                                           1996                          1995                          1994
                                       ------------                  ------------                  ------------
                                         Interest  Average             Interest  Average             Interest  Average
                                Average   earned    yield     Average   earned    yield     Average   earned    yield
                              balance<F1> or paid  or cost  balance<F1> or paid  or cost  balance<F1> or paid  or cost
                              ----------- -------  -------  ----------- -------  -------  ----------- -------  -------
                                                              (Dollars in Thousands)
ASSETS
Loans:
  Commercial loans . . . . . $ 61,684   $ 6,359    10.31%  $ 50,109   $ 5,503    10.98%  $ 37,799   $ 3,524     9.32%
  Real estate mortgage . . .    6,917       681     9.85%     9,235       969    10.50%    11,582     1,044     9.01%
  Real estate construction .    7,296       889    12.18%     5,311       681    12.82%     3,459       417    12.06%
  Consumer loans               15,689     1,475     9.40%     9,605       915     9.53%     6,127       551     8.99%
                             --------   -------    ------  --------   -------    ------  --------   -------    ------
      Total loans  . . . . .   91,586     9,404    10.27%    74,260     8,068    10.86%    58,967     5,536     9.39%
Allowance for loan loss  . .   (1,569)                       (1,335)                       (1,164)
Securities:
  U.S. Government  . . . . .   33,222     2,215     6.67%    32,502     2,169     6.67%    27,552     1,777     6.44%
  Municipal -- nontaxable  .   21,065     1,753     8.34%    17,293     1,507     8.74%    17,856     1,510     8.47%
  Municipal -- taxable . . .    8,337       571     6.85%     9,489       608     6.40%    16,524     1,153     6.98%
                             --------   -------    ------  --------   -------    ------  --------   -------    ------
      Total securities . . .   62,624     4,539     7.25%    59,284     4,284     7.23%    61,932     4,440     7.17%
Interest-bearing deposits
  in other banks . . . . . .        0         0     0.00%         0         0     0.00%        10         0     2.95%
Federal funds sold . . . . .    3,259       177     5.34%     4,364       250     5.72%     1,926        85     4.41%
                             --------   -------    ------  --------   -------    ------  --------   -------    ------
      Total interest-earning
        assets . . . . . . .  157,469    14,120     8.97%   137,908    12,602     9.14%   122,835    10,061     8.19%
Noninterest-earning assets:
  Excess of investment
   in subsidiary over net
   assets acquired . . . . .    3,067                         3,284                         3,501
  Other assets . . . . . . .   14,345                        13,320                        12,253
                             --------                      --------                      --------
      Total noninterest-
        earning assets . . .   17,412                        16,604                        15,754
                             --------                      --------                      --------
      Total assets . . . . . $173,312                      $153,177                      $137,425
                             ========                      ========                      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Interest-bearing
   demand accounts . . . . . $ 73,722   $ 2,195     2.98%  $ 63,634   $ 1,933     3.04%  $ 57,757   $ 1,317     2.28%
  Certificates of deposit  .   24,820     1,295     5.22%    20,736     1,044     5.03%    15,309       508     3.32%
  Savings accounts . . . . .    9,313        246    2.64%     8,483       235     2.77%     8,979       210     2.34%
                             --------   -------    ------  --------   -------    ------  --------   -------    ------
      Total interest-bearing
        accounts . . . . . .  107,855     3,736     3.46%    92,853     3,212     3.46%    82,045     2,035     2.48%
  Federal funds purchased  .    1,991        91     4.57%     1,499        90     6.00%     1,367        57     4.17%
  Notes payable  . . . . . .    4,602       385     8.34%     6,541       543     8.30%     6,816       567     8.32%
                             --------   -------    ------  --------   -------    ------  --------   -------    ------
      Total interest-bearing
        liabilities  . . . .  114,448     4,212     3.68%   100,893     3,845     3.81%    90,228     2,659     2.95%

  Noninterest-bearing demand
  accounts . . . . . . . . .   43,042                        38,237                        34,469
                             --------                      --------                      --------
      Total deposits and
        interest-bearing
        liabilities  . . . .  157,490                       139,130                       124,697
  Other noninterest-bearing
    liabilities  . . . . . .      745                           833                           449
                             --------                      --------                      --------
      Total liabilities  . .  158,235                       139,963                       125,146
Redeemable preferred stock .        0                             0                             0
Stockholders' equity . . . .   15,077                        13,214                        12,279
                             --------                      --------                      --------
      Total liabilities
        and stockholders'
        equity . . . . . . . $173,312                      $153,177                      $137,425
                             ========                      ========                      ========
Net interest income  . . . .            $ 9,908                      $  8,757                      $  7,402
                                       ========                      ========                      ========
Net interest spread  . . . .                        5.29%                         5.33%                         5.24%
                                                  =======                       =======                       =======
Net interest margin  . . . .                        6.29%                         6.35%                         6.03%
                                                  =======                       =======                       =======
Ratio of average interest-
  earning assets to average
  total deposits and interest-
  bearing liabilities  . . .                       99.99%                        99.12%                        98.51%
                                                  =======                       =======                       =======
Return on average assets . .                        0.91%                         0.80%                         0.76%
                                                  =======                       =======                       =======
Return on average equity . .                       10.44%                         9.28%                         8.49%
                                                  =======                       =======                       =======
Dividend payout ratio  . . .                           --                            --                            --
                                                  =======                       =======                       =======
Ratio of average equity to
  average assets . . . . . .                        8.70%                         8.63%                        8.94%
                                                  =======                       =======                       =======

------------------

<F1>  Average balances are based on daily averages and include nonaccrual loans. Loan fees are included in interest income as follows: 1995 -- $474,000;  1994 -- $407,000; 1993 -- $273,000.


     The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate on a full tax equivalent basis. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the change due to volume and the change due to interest rate.

                                                Year Ended                                   Year Ended
                                             December 31, 1996                            December 31, 1995
                                                    vs.                                          vs.
                                                Year Ended                                   Year Ended
                                             December 31, 1995                            December 31, 1994
                                            Increase (decrease)                          Increase (decrease)
                                          in net interest income                       in net interest income
                                          due to changes in <F1>                       due to changes in <F1>
                                      ------------------------------               ------------------------------
                                   Volume          Rate           Total         Volume          Rate           Total
                                   ------          ----           -----         ------          ----           -----
                                                                (Dollars in thousands)
INTEREST-EARNING ASSETS
Loans:
  Commercial loans                $1,271         $ (415)        $  856         $1,148         $  831         $1,979
  Real estate -- mortgage           (243)           (45)          (288)          (212)           137            (75)
  Real estate construction           255            (47)           208            223             41            264
  Consumer loans                     580            (20)           560            313             51            364
                                  ------         ------         ------         ------          -----         ------
      Total loans                  1,863           (527)         1,336          1,472          1,060          2,532
Securities:
  U.S. government securities          48              2             46            319             73            392
  Municipal -- nontaxable            330            (84)           246            (48)            45             (3)
  Municipal -- taxable               (74)            37            (37)          (491)           (54)          (545)
                                  ------         ------         ------         ------          -----         ------
      Total securities               304            (49)           255           (220)            64           (156)
Interest-bearing deposits
  at other banks                       0              0              0              0              0              0
Federal funds sold                   (63)           (10)           (73)           108             57            165
      Total interest-earning
        assets                     2,104           (586)         1,518          1,360          1,181          2,541

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand
    deposits                         306            (44)           262            134            482            616
  Certificates of deposit            206             45            251            180            356            536
  Savings deposits                    23            (12)            11            (12)            37             25
                                  ------         ------         ------         ------          -----         ------
      Total interest-bearing
        accounts                     535            (11)           524            302            875          1,177

Notes payable                       (160)             2           (158)           (23)            (1)           (24)
Federal funds purchased               30            (29)             1              6             27             33
                                  ------         ------         ------         ------          -----         ------
      Total interest-bearing
        liabilities                  405            (38)           367            285            901          1,186
      Total increase (decrease)
        in net interest income    $1,699         $ (548)        $1,151         $1,075          $ 280         $1,355
                                  ======         ======         ======         ======          =====         ======

_____________

<F1>  This table is calculated on a full tax-equivalent basis.

ASSET/LIABILITY MANAGEMENT

     The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

     The function of asset/liability management is to manage the risk/return relationships between capital adequacy, market risk, liquidity and interest rate risk. To manage these relationships, the Bank uses the following items: equity, free capital, debt/capital, liquidity, volatile liability coverage, portfolio maturities, maturing assets and maturing liabilities. In addition, in reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Company's management has projected its needs into the future, taking into consideration historical periods of high loan demand, low deposit balances, projected loan increases (due to increased demand through marketing), and interest rate changes (as projected by consulting economists). The Bank's Asset and Liability Management Committee is responsible for establishing procedures that enable the Company to achieve its goals while adhering to prudent banking practices and existing loan and investment policies.

     The excess of the Bank's interest-earning assets over its interest-bearing liabilities have generally been invested in securities when suitable lending opportunities have not been sufficient to use such excess funds. The Bank's securities portfolio plays an important part in the overall asset/liability management program and is a major contributor to the Company's financial results. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, interest rate risk and pledging for public deposits.

     The securities designated as available for sale generally have more liquidity and a shorter term than those designated as held to
maturity.   In connection with the preparation of its Consolidated
Financial Statements, the Company has designated securities with a cost of $39,904,000 as available for sale. These securities are to be available for sale to assist management in providing an adequate asset/liability and liquidity management program for the Bank. Securities designated as held to maturity typically have less liquidity and also have less call protection than those held for sale.

     A critical element of the Company's asset/liability management program is management of exposure to interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Bank's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes. The Bank uses a measurement tool known as dollar duration to help maintain an earnings neutral position. Dollar duration measures the percentage of loss or gain that the portfolio would sustain with a 100 basis point parallel shift in applicable interest rates.

     In order to control interest rate risk in a rising interest rate environment, management's philosophy is generally to reduce the dollar duration of the investment portfolio in order to achieve a more asset sensitive position, thereby allowing quicker repricings and maximizing net interest margin. Conversely, in a declining interest rate environment, management's philosophy is to increase the dollar duration of the investment portfolio, thereby becoming more liability sensitive. Management would ideally take steps to increase dollar duration at the time of a peak in interest rates or during the stabilization period prior to the anticipated decline of rates. This strategy provides that rates on the investments are locked in at higher levels and enhances the effect on net interest margin. The Bank decreases the dollar duration of its investment portfolio by taking steps to increase the coupon rate and decrease the average life (the period for which a security is actually held as opposed to its stated maturity) of the securities held in the portfolio. The Bank increases the dollar duration of its investment portfolio by taking steps to decrease the coupon rate and increase the average life of the securities held in the portfolio.

     The Bank anticipates that the Federal Reserve Board will not
encourage any substantial change in interest rates in 1997.   As of
December 31, 1996, the dollar duration of the investment portfolio was
4.00 compared to 3.68 at December 31, 1995. The increase in dollar duration during 1996 reflects Management's decision to replace investments which matured and had relatively high yields with investments that had similar yields. This required the purchase of securities with longer maturities due to stable interest rates in 1996. The decision resulted in modestly extending the dollar duration of the portfolio, and increasing the gross yield on the portfolio from 7.23% to 7.25%. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

     Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, the Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, such as early withdrawal of time deposits and prepayment of loans, it should not be used as the primary indicator of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin. The Company believes that since interest rate risk is caused by a combination of (i) differing volumes of re-pricing assets and liabilities (i.e. gaps), (ii) variability of interest rate changes (i.e. multiples) and (iii) variability of occurrence of rate changes for various classes of assets and liabilities (i.e. lags), that its system of measuring the effect of each of these factors is a preferable tool for management of interest rate risk.

     The Bank has contracted with a consulting firm to assist it with economic outlook, interest rate forecasting, asset/liability management and purchase and/or sale of securities. This firm does not have discretionary authority to act on behalf of the Company.

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996. The amounts in the table are derived from internal data from the Company. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this Form 10-KSB that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

                                                                   December 31, 1996
                                         ---------------------------------------------------------------------
                                                            Estimated maturity or repricing
                                         ---------------------------------------------------------------------

                                           Less than    Three months    One year to       Over
                                         three months    to one year    five years     five years        Total
                                         ------------    -----------    ----------     ----------        -----
                                                                (Dollars in thousands)
Interest-earning assets:
  Fixed rate loans . . . . . . . . . .    $    577       $  5,715       $ 23,991       $  4,333       $ 34,616
  Floating rate loans  . . . . . . . .      66,116             --             --             --         66,116
  Investment securities  . . . . . . .       1,353          4,307         19,522         39,356         64,538
  FHLB stock . . . . . . . . . . . . .          --             --             --            494            494
  Federal funds sold . . . . . . . . .          --             --             --             --             --
                                          --------       --------       --------        -------        -------
    Total interest-earning
      assets . . . . . . . . . . . . .      68,046         10,022         43,513         44,183        165,764
Interest-bearing liabilities:
  Interest-bearing demand
    deposits . . . . . . . . . . . . .      15,279             --             --             --         15,279
  Money market deposits  . . . . . . .      54,772             --             --             --         54,772
    Certificates of deposit
    under $100,000 . . . . . . . . . .       3,482          7,055          5,137             --         15,674
  Certificates of deposit
    over $100,000  . . . . . . . . . .       4,615          4,721          2,595             --         11,931
  Savings deposits . . . . . . . . . .      10,011             --             --             --         10,011
  Notes payable  . . . . . . . . . . .          --             --             --          3,500          3,500
  Federal funds purchased  . . . . . .       6,200             --             --             --          6,200
                                           -------        -------        -------         ------        -------
    Total interest-bearing
      liabilities  . . . . . . . . . .      94,359         11,776          7,732          3,500        117,367
                                          --------        -------        -------         ------        -------
Interest rate gap  . . . . . . . . . .     (26,313)        (1,754)        35,781         40,683         48,397
                                          ========        =======        =======         ======        =======
Cumulative interest rate gap . . . . .                    (26,313)       (28,067)         7,714         48,397
                                          ========        =======        =======         ======        =======
Cumulative interest rate gap
  to total assets  . . . . . . . . . .     -14.36%        -15.32%          4.21%         26.42%
                                          ========        =======        =======         ======
Total consolidated assets  . . . . . .    $183,186
                                          ========

     The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Management estimates that approximately $13 million of loans maturing during the year ending December 31, 1997 will actually be paid off in cash during that period.

                                                                                 December 31, 1996
                                                               ----------------------------------------------------
                                                               Less than       One to          Over
                                                               one year      five years     five years        Total
                                                               --------      ----------     ----------        -----
                                                                               (Dollars in Thousands)
Commercial loans . . . . . . . . . . . . . . . . . . . .      $ 31,943        $27,899        $10,788       $ 70,630
Real estate -- construction loans  . . . . . . . . . . .         5,758             --             --          5,758
Real estate -- mortgage loans  . . . . . . . . . . . . .         1,712            2,6          1,154          5,489
Consumer loans . . . . . . . . . . . . . . . . . . . . .        10,024          8,029            802         18,855
                                                              --------       --------       --------       --------
   Total . . . . . . . . . . . . . . . . . . . . . . . .       $49,437        $38,551        $12,744       $100,732
                                                              --------       --------       --------       --------
Fixed rate loans   . . . . . . . . . . . . . . . . . . .                      $23,991        $ 4,333
Floating rate loans  . . . . . . . . . . . . . . . . . .                       14,560          8,411
                                                                             --------       --------
   Total . . . . . . . . . . . . . . . . . . . . . . . .                     $ 38,551        $12,744
                                                                             ========       ========


RESULTS OF OPERATIONS

  Years ended December 31, 1996 and 1995

     Overview. Net income increased $347,000 for 1996 to $1,573,000 from $1,226,000. Net interest income increased $1,068,000 and gain on sale of securities increased $249,000. These positive changes were offset by a $405,000 increase in noninterest expense and a $536,000 extraordinary expense relating to the redemption of the Convertible Notes. Return on average assets and return on average equity were
 .91% and 10.44%, respectively, for 1996 compared to .80% and 9.28%, respectively, for 1995.

     Interest Income. Interest income increased $1,435,000 to $13,526,000 for 1996 from $12,091,000 for 1995. Interest income from loans increased $1,336,000 and interest income on securities increased $172,000 in 1996, while interest income on federal funds sold decreased $73,000 in 1996. This increase in interest income from loans was primarily due to the increase in the size of the loan portfolio, as the interest rates were relatively stable in 1996.

     Interest Expense. Interest expense increased $367,000 to $4,212,000 for 1996 from $3,845,000 in 1995. Interest expense on interest-bearing deposits increased $524,000 and interest expense on federal funds purchased increased $1,000 in 1996, while interest expense on the notes payable decreased $158,000 in 1996. This increase in interest expense was primarily due to greater deposit volume in 1996, as the rates paid on interest bearing deposits were relatively unchanged between 1995 and 1996. The decrease in interest expense on the Notes payable was due to the redemption of the $6.5 million convertible subordinated notes on April 1, 1996 and the subsequent $4.0 million loan from Boatmen's First National Bank of Kansas City.

     Net Interest Income. Net interest income increased $1,068,000 to $9,314,000 for 1996 from $8,246,000 for 1995. During 1996 average loans outstanding increased $17,326,000, average securities owned increased $3,340,000 and the net interest spread decreased from 5.33% for 1995 to 5.29% for 1996. The increase in net interest income resulted from the Bank's ability to increase the percentage of its assets employed in its loan portfolio.

     Noninterest Income. Noninterest income increased $427,000 to $1,037,000 for 1996 from $610,000 for 1995. This increase relates to a $249,000 increase in gains on sale of investment securities, a $49,000 increase in service charge income and a one-time adjustment of $108,000 which relates to the securities portfolio in a prior year.

     Noninterest Expense. Noninterest expense increased $403,000 to $7,616,000 for 1996 from $7,213,000 for 1995. This increase is a net result of the following factors: (i) Salary/benefit expense increased $548,000 primarily due to increased staffing (at the Bank and the three branches) and, to a lesser extent, to yearly salary increases;
(ii) Occupancy and equipment expense increased $216,000 primarily due to a full year of operations at the two new branches in 1996; (iii) Other operating expenses decreased $361,000 primarily as a result of an $84,000 decrease in legal fees which had been incurred in connection with a recovery of expenses on a previously charged off loan, a $100,000 decrease of a 1995 accrual for a claim made against the Company which was settled favorably in February, 1996, and a $137,000 decrease in FDIC insurance expense primarily due to a decrease in the premium.

     Extraordinary Item. On March 1, 1996, the Company called the Convertible Notes for redemption. The redemption on April 1, 1996 caused the Company to accelerate the amortization of the debt issuance costs which were being amortized over a ten-year period. On March 31, 1996, there was a write-off of the $473,000 balance of the debt issuance costs and the $65,000 call premium. The after-tax effect of this transaction was a $337,000 non-cash charge to income in the first quarter of 1996.


PROVISION FOR LOAN LOSSES

     The Company's provisions for loan losses in the years ended
December 31, 1996, 1995 and 1994 were $285,000, $120,000, and
$195,000, respectively. See "Item 1 - Business -- Analysis of
Allowance for Loan Losses."

INCOME TAXES

     The Company's income tax expense for the years ended December 31, 1996, 1995 and 1994 was $339,000 (which is net of the $201,000 tax effect of the extraordinary item), $297,000, and $248,000, respectively. The Company's effective tax rate typically differs from the expected 34% enacted tax rate due to interest income received on tax-exempt securities, which is partially offset by the amortization of excess of investment in subsidiary over net assets acquired.


LIQUIDITY AND SOURCES OF FUNDS

     The Company's primary sources of funds are customer deposits, sales and maturities of investment securities and loan repayments. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. During the year ended December 31, 1996, deposits increased to $156,409,000 from $140,175,000 and $126,201,000 at December 31, 1995 and 1994,
respectively. None of the deposits at December 31, 1996, 1995 or 1994 were brokered deposits. Management believes that the increases in deposits in 1995 and 1996 were the result of (i) recent bank acquisition activity in Colorado which has improved the Bank's opportunities to attract new business from customers in its small and medium-sized business focus area; (ii) continued success of the Bank's Officer Call Program; (iii) referrals from existing customers, and
(iv) the successful opening of the Bank's three new branches and the resulting increase in new customers at each branch. See "Item 1 - Business -- Operating Strategy" and "-- Growth Strategy." At December 31, 1996, net loans were $98,978,000 compared to $79,864,000 and
$64,128,000 at December 31, 1995 and 1994, respectively. The Company's Acquisition Loan was renewed on January 1, 1993, and was paid off on March 17, 1993 with the proceeds from the sale of Convertible Notes in the Offering. The Convertible Notes required semi-annual interest only payments, with no principal due until maturity at March 17, 2003. On March 1, 1996, the Company exercised the optional redemption provision of the Convertible Notes. On the redemption date, April 1, 1996, the Company paid 101% of the principal amount of each Convertible Note redeemed, plus accrued and unpaid interest. Prior to 5:00 p.m. on the redemption date holders of the Convertible Notes had the right to convert the Convertible Notes into the Company's common stock at a rate of 78.68 shares for each $1,000 principal amount of Convertible Notes (a conversion price of $12.71 per share). There were $6,512,000 in principal amount of Convertible Notes outstanding and all except $26,000 were tendered for redemption. The Company entered into a loan agreement (the "Loan Agreement") with Boatmen's First National Bank of Kansas City ("Boatmen's") to borrow up to $4,000,000 to fund the redemption. The remainder of the funds needed to pay off the Convertible Notes was taken from the investments which the Company held in its available for sale portfolio.

     The Loan Agreement provides for interest on outstanding amounts to be payable at Boatmen's corporate base rate, which is currently 8.25%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.

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

In the event the Bank does not meet any of these criteria calculated as of December 31 of each year and based on its financial statements, the Company will have 90 days from the delivery of the financial statements to cure the situation. The Bank was in compliance with each of the foregoing at December 31, 1996 and the loan was extended for an additional year.

     The loan is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.

     The Company also successfully negotiated with Boatmen's for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest would be due quarterly. There is currently no amount outstanding under this line of credit.

     Management anticipates that the Company will continue to rely primarily on customer deposits, sales and maturities of investment securities, loan sales, and loan repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits, many of which are held as compensating balances under long-standing loan relationships. As a secondary source of funds, management uses federal funds and its membership in the FHLB. See "Item 1 - Business -- Source of Funds."

CAPITAL RESOURCES

     The Company's total stockholders' equity increased to $16,032,000 at December 31, 1996 from $14,912,000 at December 31, 1995. This increase is a result of an increase in retained earnings of $1,573,000 relating to 1996 net income, and an increase in common stock surplus of $25,000 relating to issuance of stock to the outside Directors in lieu of their annual retainer and $26,000 relating to the Convertible Subordinated Notes tendered for conversion, offset by a decrease in unrealized gains on investment securities available for sale of $504,000, due to the adoption of FAS 115 on January 1, 1995, as discussed below at "- New Accounting Principles." At December 31, 1996, stockholders' equity was 8.8% of total assets, compared to 8.9% of total assets at December 31, 1995. Management presently intends to retain earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

     Federal Reserve Board and FDIC guidelines call for a 4% Tier 1 capital to risk-weighted assets ratio, 8% total capital to risk-weighted assets ratio, and a 5% leverage ratio. See "Item 1 - Business
- Government Regulation -- The Company -- Capital Adequacy" and "-- The Bank -- Capital Adequacy." The Company and the Bank currently exceed the applicable regulatory capital requirements. The Company contributed $500,000 of the net proceeds of the offering to the Bank to enhance its regulatory capital levels to support continued asset growth. The following table sets forth the Company's and the Bank's capital ratios at December 31, 1996.

                                                December 31, 1996
                                             ----------------------
                                             (Dollars in thousands)
Company
 Tier 1 Capital . . . . . . . . . . . . . .         $ 12,700
 Total Capital  . . . . . . . . . . . . . .           14,252
 Risk-Weighted Assets . . . . . . . . . . .          121,011
 Tier 1 Capital to Risk-Weighted Assets . .           10.49%
 Total Capital to Risk-Weighted Assets  . .           11.78%
 Leverage Ratio . . . . . . . . . . . . . .            6.99%


Bank
 Tier 1 Capital . . . . . . . . . . . . . .         $ 12,167
 Total Capital  . . . . . . . . . . . . . .           13,673
 Risk-Weighted Assets . . . . . . . . . . .          120,223
 Tier 1 Capital to Risk-Weighted Assets . .           10.12%
 Total Capital to Risk-Weighted Assets  . .           11.37%
 Leverage Ratio . . . . . . . . . . . . . .            6.67%

     Bank management is anticipating capital expenditures of approximately $233,000 in 1997 in connection with updating its internal operating systems. The Bank intends to use part of its anticipated income in 1997 to finance these expenditures.

     Management expects that the current capital levels, together with internally generated funds, will be sufficient to support the Company's operations for the foreseeable future. However, depending upon the nature and scale of the Company's acquisition opportunities, the Company may be required to obtain additional capital resources through borrowing or the issuance of additional securities. The Company's ability to incur additional indebtedness may be limited by government regulations and the terms of the Boatmen's Loan Agreement. See "Item 1 - Business - Government Regulation."



EFFECTS OF INFLATION AND CHANGING PRICES

     The primary impact of inflation on the Company's operations is increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation, however, can magnify the growth of assets in the banking industry. If significant, this would require that equity capital increase at a faster rate than would otherwise be necessary.


NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board recently adopted Statement No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125, which originally was to become effective for transactions that occur after December 31, 1996, imposes new rules for determining when transfers of financial assets are accounted for as sales versus when transfers are accounted for as borrowings. Management believes that FAS 125 should have no significant impact on the Company's consolidated financial statements.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

     Statements which are not historical facts contained in this document are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements appearing in Item 13 on
Page 48.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to the information set forth under the similarly titled captions contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements
                                                  Page Reference
                                                  --------------

    Reports of Independent Accountants             F-1
    Consolidated Balance Sheets at December 31,
       1996 and 1995                               F-2 - F-3
    Consolidated Statements of Income for the
       Years Ended December 31, 1996, 1995
       and 1994                                    F-4 - F-5
    Consolidated Statements of Changes in
       Stockholders' Equity for the Years
       Ended December 31, 1996, 1995 and 1994      F-6 - F-7
    Consolidated Statements of Cash Flows for
       the Years Ended December 31, 1996, 1995
       and 1994                                    F-8 - F-9
    Notes to Consolidated Financial Statements     F-10 - F-37

    Exhibits

          See Exhibit Index on Page E-1 of this Form 10-KSB.

(b)  Reports on Form 8-K

          None

                              SIGNATURES

     In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNION BANKSHARES, LTD.


                                By  CHARLES R. HARRISON
                                  ------------------------------------
                                  Charles R. Harrison, Chairman of the
                                  Board, Chief Executive Officer and
                                  Director


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date
---------                     -----                    ----

CHARLES R. HARRISON           Chairman of the Board, ChiefMarch 27, 1997
--------------------------------------------Executive Officer and Director
Charles R. Harrison           (Principal Executive Officer)

BRUCE E. HALL                 Vice President-Finance, Secretary,March 27, 1997
--------------------------------------------Treasurer and a Director
Bruce E. Hall                 (Principal Financial and
                               Accounting Officer)

WAYNE T. BIDDLE               Director                 March 27, 1997
--------------------------------------------
Wayne T. Biddle


JERROLD B. EVANS              Director                 March 27, 1997
--------------------------------------------
Jerrold B. Evans


RALPH D. JOHNSON              Director                 March 27, 1997
--------------------------------------------
Ralph D. Johnson


RICHARD C. SAUNDERS           Director                 March 27, 1997
--------------------------------------------
Richard C. Saunders


C. GALE SELLENS               Director                 March 27, 1997
--------------------------------------------
C. Gale Sellens


HERMAN J. ZUECK               Director                 March 27, 1997
--------------------------------------------
Herman J. Zueck

                     EXHIBIT DESCRIPTION AND INDEX

Exhibit
Number    Description
---------------------
3.1       Certificate of Incorporation of Union Bankshares, Ltd. *

3.2       Bylaws of Union Bankshares, Ltd. *

4.1       Form of Indenture relating to the Company's Convertible
          Notes (including Form of Convertible Note) *

10.1      Certificate of Incorporation of Union Bank & Trust Company *

10.2      Bylaws of Union Bank & Trust Company *

10.3 Lease Agreement, dated July 1, 1994, between Lichtenberg Corporation of Delaware and the Bank ***

10.4      Form of Employment Agreement *

10.5      Equity Incentive Plan *

10.6      Nonemployee Directors' Stock Option Plan *

10.7      Agreement between Union Bank & Trust and Colorado Bankers
          Mortgage, Inc.*

10.8      Nonemployee Directors Equity Compensation Plan *

10.9      Amended Shareholders' Agreement **

10.10     Agreement between Union Bank & Trust and Colorado National
          Bank ***

10.11 Loan Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of Kansas City ****

--------------------

*    Incorporated by reference to the Company's S-1 Registration
     Statement filed with the Commission on January 6, 1993, as amended (Reg. No. 33-56736).

10.12 Line of Credit Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of
          Kansas City *****

10.13     Option Bonus Plan *****

21        Subsidiaries of the Registrant *

23.1      Consent of Baird, Kurtz & Dobson *****

23.2      Consent of McGladrey & Pullen, L.L.P. *****


















--------------------

** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1994.

*** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1995.

**** Incorporated by reference to the Company's Form 8-K filed with the Commission on March 1, 1996.

***** Filed herewith.

                        UNION BANKSHARES, LTD.

                   INDEPENDENT ACCOUNTANTS' REPORT
                 AND CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996

                        UNION BANKSHARES, LTD.

                           DECEMBER 31, 1996


                           TABLE OF CONTENTS
                           -----------------



                                                                 Page
                                                                 ----

INDEPENDENT ACCOUNTANTS' REPORTS                            F-1 - F-2


CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets                                            F-3 - F-4
  Statements of Income                                      F-5 - F-6
  Statements of Stockholders' Equity                        F-7 - F-8
  Statements of Cash Flows                                  F-9 - F-10
  Notes to Financial Statements                            F-11 - F-38

                    Independent Accountants' Report
                    -------------------------------


To the Board of Directors
Union Bankshares, Ltd.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of UNION BANKSHARES, LTD. (the "Company") as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNION BANKSHARES, LTD. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                   BAIRD, KURTZ & DOBSON




January 17, 1997

                 [McGladrey & Pullen, LLP Letterhead]


                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Union Bankshares, Ltd.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Union Bankshares, Ltd. and Subsidiary (collectively, the Company) as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                   McGLADREY & PULLEN
                                   McGLADREY & PULLEN LLP



January 17, 1997

                   UNION BANKSHARES, LTD.

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1996 AND 1995




                ASSETS                                                                1996                1995
                ------                                                         -----------         -----------
Cash and due from banks                                                        $12,356,000         $10,297,000

Held-to-maturity securities                                                     24,634,000          18,416,000

Available-for-sale securities                                                   39,904,000          50,823,000

Other investments                                                                  494,000             409,000

Loans, net                                                                      98,978,000          79,864,000

Excess of cost over fair value of net assets acquired,
  net of amortization                                                            2,946,000           3,172,000

Premises and equipment                                                           1,573,000           1,690,000

Accrued interest receivable                                                      1,107,000           1,085,000

Other assets                                                                     1,194,000           1,476,000
                                                                               -----------         -----------










                                                                              $183,186,000        $167,232,000
                                                                              ============       =============



See Notes to Consllidated Financial Statements

     LIABILITIES AND STOCKHOLDERS' EQUITY                                             1996                1995
     ------------------------------------                                    -------------       -------------
LIABILITIES
  Deposits:
    Demand                                                                   $  48,742,000       $  42,466,000
    NOW                                                                         15,279,000          13,512,000
    Money Market                                                                54,772,000          52,343,000
    Savings                                                                     10,011,000           8,818,000
    Time                                                                        27,605,000          23,036,000
                                                                             -------------       -------------
          Total deposits                                                       156,409,000         140,175,000

  Notes payable                                                                  3,500,000           6,512,000
  Federal funds purchased                                                        6,200,000           4,000,000
  Accrued interest payable                                                          95,000             230,000
  Other liabilities                                                                950,000           1,403,000
                                                                             -------------       -------------
          Total liabilities                                                    167,154,000         152,320,000
                                                                             -------------       -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized
    500,000 shares; issued and outstanding -0- shares                                    -                   -
  Common stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding
    1996 - 1,149,982 shares; 1995 - 1,145,670 shares                                 1,000               1,000
  Additional paid-in capital                                                     9,435,000           9,384,000
  Unrealized appreciation on available-for-sale securities,
    net of applicable income taxes of $158,000 and $396,000
    in 1996 and 1995, respectively                                                 348,000             852,000
  Retained earnings                                                              6,248,000           4,675,000
                                                                             -------------       -------------
          Total stockholders' equity                                            16,032,000          14,912,000
                                                                             -------------       -------------

                                                                             $ 183,186,000       $ 167,232,000
                                                                             =============       =============


                        UNION BANKSHARES, LTD.

                   CONSOLIDATED STATEMENTS OF INCOME

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                       1996                1995                1994
                                                               ------------        ------------        ------------
INTEREST INCOME
  Interest and fees on loans                                   $  9,404,000        $  8,068,000        $  5,536,000
  Interest on investment securities:
    U.S. government agencies and corporations                     2,215,000           2,169,000           1,777,000
    State and other political subdivisions                        1,730,000           1,604,000           2,151,000
    Interest on federal funds sold and
      interest-bearing deposits in other banks                      177,000             250,000              85,000
                                                               ------------        ------------        ------------
          Total interest income                                  13,526,000          12,091,000           9,549,000
                                                               ------------        ------------        ------------

INTEREST EXPENSE
  Deposits                                                        3,736,000           3,212,000           2,035,000
  Federal funds purchased                                            91,000              90,000              57,000
  Notes payable                                                     385,000             543,000             567,000
                                                               ------------        ------------        ------------
          Total interest expense                                  4,212,000           3,845,000           2,659,000
                                                               ------------        ------------        ------------

NET INTEREST INCOME                                               9,314,000           8,246,000           6,890,000

PROVISION FOR LOAN LOSSES                                           285,000             120,000             195,000
                                                               ------------        ------------        ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                       9,029,000           8,126,000           6,695,000
                                                               ------------        ------------        ------------


NONINTEREST INCOME
  Service charges                                                   368,000             319,000             324,000
  Gain (loss) on sale of available-for-sale
    securities, net                                                 162,000             (87,000)           (329,000)
  Other                                                             507,000             378,000             418,000
                                                               ------------        ------------        ------------
          Total noninterest income                                1,037,000             610,000             413,000
                                                               ------------        ------------        ------------





See Notes to Consolidated Financial Statements

                        UNION BANKSHARES, LTD.

                   CONSOLIDATED STATEMENTS OF INCOME
                              (CONTINUED)

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                       1996                1995                1994
                                                                -----------         -----------         -----------
NONINTEREST EXPENSE
  Salaries and employee benefits                                $ 3,994,000         $ 3,446,000         $ 2,514,000
  Amortization of excess of cost over
    fair value of net assets acquired                               226,000             226,000             226,000
  Occupancy and equipment                                         1,223,000           1,007,000             867,000
  Other operating expenses                                        2,173,000           2,534,000           2,210,000
                                                                -----------         -----------         -----------
      Total noninterest expense                                   7,616,000           7,213,000           5,817,000
                                                                -----------         -----------         -----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                              2,450,000           1,523,000           1,291,000

INCOME TAXES                                                        540,000             297,000             248,000
                                                                -----------         -----------         -----------

INCOME BEFORE EXTRAORDINARY ITEM                                  1,910,000           1,226,000           1,043,000

EXTRAORDINARY ITEM
  Loss on early extinguishment of debt
    (net of applicable income taxes of $201,000)                    337,000                   -                   -
                                                                -----------         -----------         -----------

NET INCOME                                                      $ 1,573,000         $ 1,226,000         $ 1,043,000
                                                                ===========         ===========         ===========

EARNINGS PER SHARE
  PRIMARY
    Income before extraordinary item                            $      1.58         $      1.06         $       .87
    Extraordinary item, net                                     $      (.28)        $         -         $         -
    Net income                                                  $      1.30         $      1.06         $       .87
    Weighted average number of common shares
      outstanding                                                 1,207,744           1,157,419           1,196,153

  FULLY DILUTED
    Income before extraordinary item                            $      1.58         $       .95         $       .82
    Extraordinary item, net                                     $      (.28)        $         -         $         -
    Net income                                                  $      1.30         $       .95         $       .82
    Weighted average number of common shares
      outstanding                                                 1,207,744           1,671,941           1,733,267





See Notes to Consolidated Financial Statements

                        UNION BANKSHARES, LTD.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(PART 1 OF 2)
                                                                                                        Unrealized
                                                                                                      Appreciation
                                                                                                    (Depreciation)
                                                                                      Additional     on Available-
                                                                                         Paid-in          for-Sale
                                                      Shares            Amount           Capital        Securities
                                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1993                         1,208,700       $     1,000       $ 9,932,000       $         -
  Treasury shares purchased, 47,000
    at $7.52 per share                                     -                 -                 -                 -
  Treasury shares canceled                           (30,500)                -          (226,000)                -
  Net change in unrealized depreciation
    of available-for-sale securities,
    net of income taxes of $315,000                        -                 -                 -          (666,000)
  Unrealized depreciation on investment
    securities transferred from available-
    for-sale to held-to-maturity
    including amortization                                 -                 -                 -          (307,000)
  Net income                                               -                 -                 -                 -
                                                 -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1994                         1,178,200             1,000         9,706,000          (973,000)
  Treasury shares purchased, 19,360
    at $7.76 per share                                     -                 -                 -                 -
  Treasury shares canceled                           (35,860)                -          (278,000)                -
  Shares issued for stock option plan                  3,330                 -            25,000                 -
  Repurchase of warrants                                   -                 -           (69,000)                -
  Net change in unrealized appreciation
    of available-for-sale securities,
    net of income taxes of $711,000                        -                 -                 -         1,435,000
  Unrealized appreciation on investment
    securities transferred from available-
    for-sale to held-to-maturity
    including amortization                                 -                 -                 -           390,000
  Net income                                               -                 -                 -                 -
                                                 -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1995                         1,145,670             1,000         9,384,000           852,000


(PART 2 OF 2)
                                                                           Treasury Stock
                                                    Retained       -----------------------------
                                                    Earnings            Shares            Amount             Total
                                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1993                       $ 2,406,000                 -       $         -       $12,339,000
  Treasury shares purchased, 47,000
    at $7.52 per share                                     -           (47,000)         (354,000)         (354,000)
  Treasury shares canceled                                 -            30,500           226,000                 -
  Net change in unrealized depreciation
    of available-for-sale securities,
    net of income taxes of $315,000                        -                 -                 -          (666,000)
  Unrealized depreciation on investment
    securities transferred from available-
    for-sale to held-to-maturity
    including amortization                                 -                 -                 -          (307,000)
  Net income                                       1,043,000                 -                 -         1,043,000
                                                 -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1994                         3,449,000           (16,500)         (128,000)       12,055,000
  Treasury shares purchased, 19,360
    at $7.76 per share                                     -           (19,360)         (150,000)         (150,000)
  Treasury shares canceled                                 -            35,860           278,000                 -
  Shares issued for stock option plan                      -                 -                 -            25,000
  Repurchase of warrants                                   -                 -                 -           (69,000)
  Net change in unrealized appreciation
    of available-for-sale securities,
    net of income taxes of $711,000                        -                 -                 -         1,435,000
  Unrealized appreciation on investment
    securities transferred from available-
    for-sale to held-to-maturity
    including amortization                                 -                 -                 -           390,000
  Net income                                       1,226,000                 -                 -         1,226,000
                                                 -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1995                         4,675,000                 -                 -        14,912,000


See Notes to Consolidated Financial Statements

                        UNION BANKSHARES, LTD.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (CONTINUED)

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


(PART 1 OF 2)
                                                                                                        Unrealized
                                                                                                      Appreciation
                                                                                                    (Depreciation)
                                                                                      Additional     on Available-
                                                                                         Paid-in          for-Sale
                                                      Shares            Amount           Capital        Securities
                                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1995
  (brought forward)                                1,145,670           $ 1,000       $ 9,384,000       $   852,000
  Shares issued for stock option plan                  2,270                 -            25,000                 -
  Shares issued upon conversion and
    retirement of notes                                2,042                 -            26,000                 -
  Net change in unrealized depreciation
    of available-for-sale securities,
    net of income taxes of $238,000                        -                 -                 -          (462,000)
  Unrealized depreciation on investment             (462,000)
    securities transferred from available-
    for-sale to held-to-maturity including
    amortization                                           -                 -                 -
  Net income                                               -                 -                 -           (42,000)
                                                 -----------       -----------       -----------       ------------
                                                 -----------
BALANCE, DECEMBER 31, 1996                         1,149,982           $ 1,000       $ 9,435,000       $   348,000
                                                 ===========       ===========       ===========       ===========



(PART 2 OF 2)
                                                                           Treasury Stock
                                                    Retained       -----------------------------
                                                    Earnings            Shares            Amount             Total
                                                 -----------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1995
  (brought forward)                              $ 4,675,000                 -       $         -       $14,912,000
  Shares issued for stock option plan                      -                 -                 -            25,000
  Shares issued upon conversion and
    retirement of notes                                    -                 -                 -            26,000
  Net change in unrealized depreciation
    of available-for-sale securities,
    net of income taxes of $238,000                        -                 -                 -
  Unrealized depreciation on investment
    securities transferred from available-
    for-sale to held-to-maturity including
    amortization                                           -                 -                 -           (42,000)
  Net income                                       1,573,000                 -                 -         1,573,000
                                                 -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1996                       $ 6,248,000                 -                 -       $16,032,000
                                                 ===========       ===========       ===========       ===========

See Notes to Consolidated Financial Statements

                        UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                            1996           1995           1994
                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $  1,573,000   $  1,226,000   $  1,043,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Gain) loss on sale of securities                                 (162,000)        87,000        329,000
      Extraordinary item                                                 337,000              -              -
      Gain on sale of other real estate owned                                  -              -         (7,000)
      Loss on disposal of furniture and equipment                              -              -         12,000
      Accretion of discount on investments                            (2,323,000)      (489,000)      (689,000)
      Amortization of deferred loan fees, net of costs                  (395,000)      (407,000)      (243,000)
      Provision for loan losses                                          285,000        120,000        195,000
      Depreciation and amortization                                      429,000        476,000        250,000
      Amortization of excess of cost over fair value of
        net assets acquired                                              226,000        226,000        226,000
  Changes in:
      Mortgage loans held-for-sale                                             -              -      3,160,000
      Accrued interest receivable                                        (22,000)       (35,000)      (265,000)
      Prepaid expenses and other assets                                 (208,000)      (459,000)      (400,000)
      Accrued interest payable                                          (135,000)        21,000         23,000
      Other liabilities                                                  (13,000)       797,000        239,000
                                                                    ------------   ------------   ------------
               Net cash provided by (used in) operating
                 activities                                             (408,000)     1,563,000      3,873,000
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities         $  8,600,000   $  3,424,000   $  9,780,000
  Proceeds from maturities of held-to-maturity securities              3,473,000      3,438,000      6,323,000
  Proceeds from sale of available-for-sale securities                 34,111,000     32,060,000     17,241,000
  Purchase of available-for-sale securities                          (38,731,000)   (37,378,000)   (29,114,000)
  Purchase of held-to-maturity securities                             (1,010,000)      (900,000)    (6,800,000)
  Purchase of other investments                                          (85,000)       (35,000)             -
  Net increase in loans                                              (19,004,000)   (17,477,000)   (10,372,000)
  Proceeds from sale of student loans                                          -      2,028,000              -
  Proceeds from the sale of foreclosed assets                                  -         83,000         24,000
  Purchase of premises and equipment                                    (295,000)      (438,000)      (708,000)
                                                                    ------------   ------------   ------------
               Net cash used in investing activities                 (12,941,000)   (15,195,000)   (13,626,000)
                                                                    ------------   ------------   ------------





See Notes to Consolidated Financial Statements

                        UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (CONTINUED)

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                            1996           1995           1994
                                                                    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market,
    NOW, and savings accounts                                         11,665,000      8,903,000     10,494,000
  Net increase in time deposits                                        4,569,000      5,071,000      2,613,000
  Increase in federal funds purchased                                  2,200,000      4,000,000              -
  Proceeds from notes payable                                          4,000,000              -              -
  Principal repayments of notes payable                               (7,077,000)      (180,000)      (191,000)
  Proceeds from issuance of common stock                                  51,000         25,000              -
  Repurchase of common stock                                                   -       (150,000)      (354,000)
  Repurchase of stock warrants                                                 -        (69,000)             -
                                                                    ------------   ------------   ------------
               Net cash provided by financing activities              15,408,000     17,600,000     12,562,000
                                                                    ------------   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,059,000      3,968,000      2,809,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   10,297,000      6,329,000      3,520,000
                                                                    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $  12,356,000  $  10,297,000   $  6,329,000
                                                                    ============   ============   ============



See Notes to Consolidated Financial Statements

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

NATURE OF OPERATIONS
--------------------

Union Bank and Trust ("Bank") is a wholly-owned subsidiary of Union Bankshares, Ltd. ("Bankshares") (collectively referred to as "Company"). The Bank provides a full range of banking services to customers, primarily living in the Denver metropolitan area, through its home office and three branch facilities located in the Denver area. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Management believes that the allowance for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Bank to recognize additional losses based on their judgments of information available to them at the time of their examination.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of Union Bankshares, Ltd. and its wholly-owned subsidiary, Union Bank and Trust. All significant intercompany balances and transactions have been eliminated.

CASH
----

Pursuant to normal banking practices, the Bank is required to maintain certain balances (reserves) with the Federal Reserve Bank. Included in cash and due from banks in the accompanying consolidated balance sheets are required reserve balances of approximately $883,000 and $893,000 at December 31, 1996 and 1995, respectively.

As of December 1996, the Company had approximately $6,091,000 on deposit in one financial institution.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
-----------------------------------------

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

Held-to-maturity securities, which included any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

Interest and dividends on investments in debt and equity securities are included in income when earned.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FEE INCOME
----------

Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

LOANS
-----

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors, and allocated to the individual loan categories including consumer loans and real estate mortgage loans that are collectively evaluated. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value for loan collateral using a single risk category method of identification.

A loan is considered impaired when it is probable that the Bank will not receive all amounts due according the contractual terms of the loan. This includes loans that are delinquent ninety days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is generally discontinued, and interest accrued and unpaid is removed, at the time such amounts are delinquent ninety days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract. Loans are charged off when, in the opinion of management, all or a portion of the principal outstanding is no longer collectible.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MORTGAGE LOANS HELD FOR SALE
----------------------------

Mortgage loans held for sale are normally sold within 120 days of purchase and are carried at the lower of cost or market. At December 31, 1996, the Company had no loans held for sale.

PREMISES AND EQUIPMENT
----------------------

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
-----------------------------------------------------

Excess costs of the purchased subsidiary in excess of the fair value of underlying net tangible assets is amortized on a straight-line basis. In years prior to 1995, the Company amortized the excess costs over 40 years. On January 1, 1995, the Company revised its estimate of the life of the excess costs to be 25 years. The remaining balance at January 1, 1995, is being amortized through 2009 at a rate of approximately $226,000 per year.

FORECLOSED ASSETS HELD FOR SALE
-------------------------------

Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Changes in the valuation allowance are charged or credited to other expense.

DEBT ISSUANCE COSTS
-------------------

Debt issuance costs associated with the issuance of the 8.3% convertible subordinated notes were being amortized over the terms of the notes. At December 31, 1995, $490,000 remained to be amortized over future periods and was included in other assets in the accompanying consolidated balance sheets. Amortization expense related to these debt issuance costs for the years ended December 31, 1995 and 1994, approximated $83,000 and $89,000, respectively. The Company redeemed the notes April 1, 1996, and expensed the remaining unamortized balance of the debt issuance costs in 1996 as an extraordinary item of $337,000, net of income taxes.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK WARRANTS
--------------

The Company issued warrants to the underwriter of the March 1993 public offering, whereby, the underwriter could have purchased up to 22,374 common shares at a price of $12.30 per share for the period from March 17, 1994, through March 17, 1998. The Company repurchased these warrants in 1995.

INCOME TAXES
------------

Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

EARNINGS PER COMMON SHARE
-------------------------

Primary net earnings per share available for common stockholders are computed based on the weighted average number of common shares outstanding during each period, as restated for the 28.737-for-1 stock split in 1992 and assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

Fully diluted earnings per share available for common stockholders were computed as of December 31, 1995 and 1994, based on the assumption that all of the convertible subordinated notes were converted into common shares at the date of issue. Under this assumption, the weighted average number of common shares outstanding was increased accordingly, and net income was increased by the amount of interest expense, net of income taxes, related to the notes and incurred by the Company during the years ended December 31, 1995 and 1994. The notes were converted to common stock or redeemed for cash April 1, 1996.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 consolidated financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES

The amortized cost and approximate fair value of held-to-maturity securities are as follows at December 31, 1996 and 1995:

                                                                                Gross          Gross
                                                             Amortized     Unrealized     Unrealized    Approximate
                                                                  Cost          Gains         Losses     Fair Value
                                                          ------------   ------------   ------------   ------------
1996:
----

U.S. Government agencies and
  corporations                                            $ 18,638,000      $ 203,000     $ (124,000)  $ 18,717,000
Obligations of state and political
  subdivisions                                               5,996,000        257,000              -      6,253,000
                                                          ------------   ------------   ------------   ------------

                                                          $ 24,634,000      $ 460,000     $ (124,000)  $ 24,970,000
                                                          ============   ============   ============   ============


1995:
----

U.S. Government agencies and
  corporations                                            $ 18,386,000      $ 238,000      $ (31,000)  $ 18,593,000
Obligations of state and political
  subdivisions                                                  30,000              -              -         30,000
                                                          ------------   ------------   ------------   ------------

                                                          $ 18,416,000      $ 238,000      $ (31,000)  $ 18,623,000
                                                          ============   ============   ============   ============

Maturities of held-to-maturity securities at December 31, 1996:

                                         Amortized    Approximate
                                              Cost     Fair Value
                                       -----------    -----------

One year or less                       $         -    $         -
After one year through five years                -              -
After five years through ten years       1,179,000      1,226,000
After ten years                          4,817,000      5,027,000
Mortgage-backed and other debt
  securities                            18,638,000     18,717,000
                                       -----------    -----------

                                       $24,634,000    $24,970,000
                                       ===========    ===========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 2:                                INVESTMENTS IN DEBT AND EQUITY
                                       SECURITIES  (continued)

The amortized cost and approximate fair value of available-for-sale securities are as follows at December 31, 1996 and 1995:


                                                                                Gross          Gross
                                                             Amortized     Unrealized     Unrealized    Approximate
                                                                  Cost          Gains         Losses     Fair Value
                                                          ------------   ------------   ------------   ------------
1996:
----

U.S. Government agencies and
  corporations                                            $ 14,282,000       $ 33,000      $ (16,000)  $ 14,299,000
U.S. Treasury securities                                     4,070,000         33,000             -       4,103,000
Obligations of state and political
  subdivisions                                              20,384,000        433,000        (18,000)    20,799,000
Commercial paper                                               703,000              -             -         703,000
                                                          ------------   ------------   ------------   ------------

                                                          $ 39,439,000      $ 499,000      $ (34,000)  $ 39,904,000
                                                          ============   ============   ============   ============

1995:
----

U.S. Government agencies and
  corporations                                            $ 11,108,000      $ 202,000      $ (24,000)  $ 11,286,000
U.S. Treasury securities                                     3,998,000              -             -       3,998,000
Obligations of state and political
  subdivisions                                              32,843,000        990,000         (2,000)    33,831,000
Commercial paper                                             1,708,000              -             -       1,708,000
                                                          ------------   ------------   ------------

                                                          $ 49,657,000    $ 1,192,000      $ (26,000)  $ 50,823,000
                                                          ============   ============   ============   ============


Maturities of available-for-sale securities at December 31, 1996:

                                            Amortized    Approximate
                                                 Cost     Fair Value
                                          -----------    -----------

One year or less                          $ 5,457,000    $ 5,459,000
After one year through five years           6,864,000      6,907,000
After five years through ten years         12,917,000     13,202,000
Due after ten years                         8,950,000      9,091,000
Mortgage-backed and other debt securities   5,251,000      5,245,000
                                          -----------    -----------

                                          $39,439,000    $39,904,000
                                          ===========    ===========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES  (continued)

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $15,749,000 at December 31, 1996, and $12,822,000 at December 31, 1995. The approximate fair value of pledged securities amounted to $16,123,000 at December 31, 1996, and $13,264,000 at December 31, 1995.

Gross gains of $349,000, $126,000, and $22,000 and gross losses of $187,000, $213,000, and $351,000 resulting from sales of available-for-sale securities were realized for 1996, 1995, and 1994, respectively.

As of December 20, 1995, the Company redesignated held-to-maturity securities with an aggregate amortized cost of $22,377,000 to the available-for-sale portfolio. The redesignation was prompted by the announcement by the Financial Accounting Standards Board to allow a one-time redesignation and reflects management's revised expectations of liquidity needs. The Company also redesignated available-for-sale securities with an aggregate amortized cost of $6,101,000, $10,299,000, and $4,025,000 to the held-to-maturity portfolio during 1996, 1995, and 1994, respectively.

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. As a member, the Bank has access to a $3,700,000 credit line which, if used, would be secured by investment securities. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 1996 and 1995, include:

                                              1996              1995
                                      -------------    -------------

Commercial                            $  70,631,000    $  54,488,000
Real estate mortgage                      5,489,000        7,975,000
Real estate construction                  5,758,000        5,064,000
Consumer                                 18,854,000       13,785,000
                                      -------------    -------------
                                        100,732,000       81,312,000
Allowance for loan losses                (1,754,000)      (1,448,000)
                                      -------------    -------------

Net loans                             $  98,978,000    $  79,864,000
                                      =============    =============

Transactions in the allowance for loan losses were as follows:

                                                                       1996                1995                1994
                                                                 ----------          ----------          ----------
Balance, beginning of year                                       $1,448,000          $1,071,000          $1,006,000
                                                                 ----------          ----------          ----------

Charge offs                                                         (29,000)           (106,000)           (154,000)
Recoveries                                                           50,000             363,000              24,000
                                                                 ----------          ----------          ----------
Net charge offs                                                      21,000             257,000            (130,000)
Provision charged to operating expenses                             285,000             120,000             195,000
                                                                 ----------          ----------          ----------

Balance, end of year                                             $1,754,000          $1,448,000          $1,071,000
                                                                 ==========          ==========          ==========

Impaired loans totaled $124,000 and $208,000 at December 31, 1996 and 1995, respectively. An allowance for loan losses of $24,000 and $121,000 related to impaired loans at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, all impaired loans had allocated allowances.

Interest of $12,000 and $53,000 was recognized on average impaired loans of $166,000 and $717,000 for 1996 and 1995, respectively. No interest was recognized on impaired loans on a cash basis during 1996 and 1995.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 4:   PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, at December 31, were as follows:

                                                                                      1996                1995
                                                                               -----------         -----------
Leasehold improvements                                                         $ 1,467,000         $ 1,361,000
Furniture and equipment                                                          1,961,000           1,799,000
                                                                               -----------         -----------
                                                                                 3,428,000           3,160,000
Less accumulated depreciation and amortization                                  (1,855,000)         (1,470,000)
                                                                               -----------         -----------

Net premises and equipment                                                     $ 1,573,000         $ 1,690,000
                                                                               ===========         ===========


NOTE 5:   DEPOSITS

Interest bearing deposits in denominations of $100,000 or more were $11,931,000 on December 31, 1996, and $11,434,000 on December 31,
1995.


NOTE 6:   COMMON STOCK AND CONVERTIBLE SUBORDINATED NOTES

On March 17, 1993, the Company issued 690,000 shares of common stock and $6,900,000 of 8.3% convertible subordinated notes ("Notes") due April 1, 2003, through a public offering and simultaneously extinguished the $5,006,000 note payable to a financial institution and redeemed 100,000 shares of preferred stock at a price of $10.00 per share plus $13,000 of accumulated dividends.

During the year ended December 31, 1994, the Company repurchased $200,000 face value of the Notes for $191,000. Additionally, the Company repurchased 47,000 shares of common stock at prices ranging from $7.00 per share to $7.88 per share. As of December 31, 1994, 30,500 shares were canceled and 16,500 shares were held in treasury.

During the year ended December 31, 1995, the Company repurchased $188,000 face value of the Notes for $180,000. Additionally, the Company repurchased 19,360 shares of common stock at prices ranging from $7.62 per share to $7.88 per share. As of December 31, 1995, 35,860 shares were canceled by the Company in addition to the 30,500 canceled the previous year and no shares were held in treasury.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 6:   COMMON STOCK AND CONVERTIBLE SUBORDINATED NOTES  (continued)

On April 1, 1996, the Company redeemed the Notes. Pursuant to the terms of the Notes, and as a result of the redemption, holders of the Notes were entitled to receive from the Company the redemption price of 101% of the principal amount of the Notes plus accrued interest. Alternatively, at the option of the holder, the Notes were convertible into shares of common stock of the Company at the conversion rate of
78.68 shares of common stock for each $1,000 principal amount of Notes redeemed. As a result of the redemption in 1996, the Company expensed $473,000, the remaining unamortized balance of the debt issuance costs, and a $65,000 redemption premium. These amounts, net of $201,000 of applicable income taxes, have been categorized as an extraordinary loss on the consolidated statement of income.


NOTE 7:   NOTES PAYABLE

The Company entered into a $4,000,000 credit agreement with a financial institution on April 1, 1996, due March 31, 1997. Current principal of $3,500,000 is due at maturity and interest is due quarterly at the financial institution's base rate (8.25% as of December 31, 1996) adjustable daily. The loan is secured by the pledge of shares of the capital stock of the Bank.

The loan agreement provides for a one-year term which is renewable based on compliance with covenants stipulated in the loan agreement. These covenants limit the amount of cash dividends the Company may pay and funded indebtedness it may assume, guarantee, or otherwise create.



NOTE 8:   INCOME TAXES

The provision for income taxes consists of:

                                1996          1995          1994
                            --------      --------       --------

Taxes currently payable    $ 464,000     $ 454,000     $ 376,000
Deferred income taxes       (125,000)     (157,000)     (128,000)
                            --------      --------      --------

                           $ 339,000     $ 297,000     $ 248,000
                            ========      ========      ========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 8:                    INCOME TAXES  (continued)

The tax effects of temporary differences related to deferred taxes shown in the December 31, balance sheets are:

                                              1996         1995
                                         ---------    ---------
Deferred tax assets:
  Allowance for loan losses              $ 437,000    $ 331,000
  Nondeductible accrued expenses           176,000      215,000
  Deferred loan fees                        64,000       48,000
  Deferred compensation                     11,000            -
                                         ---------    ---------
                                           688,000      594,000
                                         ---------    ---------

Deferred tax liabilities:
  Furniture, equipment, and improvements (16,000) (60,000) Unrealized gains on available-for-sale
    securities                            (158,000)    (396,000)
  Other                                    (21,000)      (8,000)
                                         ---------    ---------
                                          (195,000)    (464,000)
                                         ---------    ---------

           Net deferred tax asset        $ 493,000    $ 130,000
                                         =========    =========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 8:   INCOME TAXES  (continued)

A reconciliation of income tax expenses at the statutory rate to the Company's actual income tax is shown below:

                                                                  1996                1995                1994
                                                            ----------          ----------          ----------
Computed at the statutory rate (34%)                        $  651,000          $  518,000          $  439,000
Increase (decrease) in income taxes
  resulting from:
    Tax-exempt interest                                       (406,000)           (349,000)           (349,000)
    Amortization of excess of investment
      in subsidiary over net assets acquired                    79,000              79,000              79,000
    State income taxes, net of federal tax benefit              24,000              23,000              13,000
    Nondeductible interest                                      25,000              25,000              21,000
    Other, net                                                 (34,000)              1,000              45,000
                                                            ----------          ----------          ----------

Income tax expense                                          $  339,000          $  297,000          $  248,000
                                                            ==========          ==========          ==========


NOTE 9:   COMMITMENTS AND CREDIT RISKS

The Bank grants commercial, residential, and other installment loans to customers throughout the state.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 9:   COMMITMENTS AND CREDIT RISKS  (continued)

At December 31, 1996 and 1995, the Bank had granted unused lines of credit to borrowers aggregating approximately $35,666,000 and $31,484,000 for commercial lines and open-end consumers lines, respectively. At December 31, 1996, unused lines of credit to borrowers aggregated approximately $35,045,000 for commercial lines and $621,000 for open-end consumer lines.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank had total outstanding letters of credit amounting to $2,127,000 and $1,241,000 at December 31, 1996 and 1995, respectively, with terms ranging from 15 days to two years.


NOTE 10:  OPERATING LEASES

The Bank leases its premises under a non-cancelable lease which expires in 2001. The lease contains a renewal option clause for an additional five-year term and provides for periodic rental adjustment based on the Consumer Price Index.

The estimated future minimum lease payments under non-cancelable operating leases at December 31, 1996, were as follows:

   1997                                           $  424,000
   1998                                              422,000
   1999                                              423,000
   2000                                              449,000
   2001                                              390,000
   Thereafter                                        967,000
                                                  ----------

   Total future minimum lease payment             $3,075,000
                                                  ==========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 10:  OPERATING LEASES  (continued)

Total rental expense for all operating leases (net of month-to-month sublease rental income in 1995 and 1994), including certain cancelable equipment leases, was $458,000, $362,000, and $309,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


NOTE 11:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

The Company provides a profit-sharing plan for its employees, contributing annually to a profit-sharing trust. All employees who are at least 21 years old and who have been employed by the Company for at least one year are eligible to participate. Total contributions were approximately $174,000, $146,000, and $81,000 in 1996, 1995, and 1994, respectively. The Company's profit-sharing plan conforms to Section 401(k) of the Internal Revenue Code. Employees may contribute from 2% to 15% of their salary, not to exceed $9,500 and $9,240 for 1996 and 1995, respectively, with contributions vested 100%. The Company matches the first 3% of the participants' contributions; additional contributions may be made at the discretion of the Board of Directors. Company contributions are 20% vested after the participant has completed two years of service, with 20% incremental increases in vesting for each of the next four years.

During the year ended December 31, 1994, the Company adopted a Non-Employee Director Equity Compensation Plan ("Compensation Plan") effective beginning January 1, 1995. The Compensation Plan provides for the initial authorization of 50,000 shares of common stock. Under the provisions of the Compensation Plan, the directors are compensated $6,000 annually provided certain performance measures are met. The directors have the option of accepting the Company's common stock in lieu of cash as compensation. If the director opts for common stock, the number of shares issued is determined on the first business day of the year. The director has voting rights on the common stock issued as compensation; however, the common stock is restricted until the director has met all performance measures. In January 1997, 1996, and 1995, the Company issued 1,875, 2,270, and 3,330 common shares, respectively, pursuant to the Compensation Plan at exercise prices of $16.00, $11.00, and $7.50, respectively.

The Company adopted the Equity Incentive Plan ("Incentive Plan") in December 1992 for certain key employees of the Company. The Incentive Plan provides for the initial authorization of 212,000 shares of common stock, plus an additional authorization of one-half percent of the outstanding shares of common stock as of each succeeding annual anniversary of the effective date of the Incentive Plan. Options issued within the Incentive Plan vest in three equal increments on the date of grant and the first two anniversaries thereof, under a ten-year term.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 11:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (continued)

A summary of the status of the Incentive Plan at December 31, and changes during the year is presented below:

                                                    1996                      1995                      1994
                                          ---------------------     ---------------------     ---------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                            Shares        Price       Shares        Price       Shares        Price
                                          --------     --------     --------     --------     --------     --------
Outstanding, beginning of year             200,750     $   9.55      113,250     $   8.62       91,250     $   8.88
Granted                                     13,850        15.25       87,500        10.75       22,000         7.51
Exercised                                        -            -            -            -            -            -
Forfeited                                        -            -            -            -            -            -
                                          --------     --------     --------     --------     --------     --------

Outstanding, end of year                   214,600     $   9.84      200,750     $   9.55      113,250     $   8.62
                                          ========     ========     ========     ========     ========     ========

Options exercisable, end of year           175,700                   134,250                    93,000

The following table summarizes information about stock options under the Incentive Plan outstanding at December 31, 1996:

                                                  Options Outstanding                       Options Exercisable
                                  -----------------------------------------------      ----------------------------
                                                        Weighted
                                                         Average         Weighted                          Weighted
                                                       Remaining          Average                           Average
                      Range of           Number      Contractual         Exercise           Number         Exercise
               Exercise Prices      Outstanding             Life            Price      Exercisable            Price
               ---------------    -------------      -----------       ----------      -----------       ----------
                         $9.00           77,000          6 years       $     9.00           76,500       $     9.00
                         $8.00           14,250          7 years       $     8.00           14,250       $     8.00
                $7.50 to $7.63           22,000          8 years       $     7.51           22,000       $     7.51
                        $10.75           87,500          9 years       $    10.75           58,333       $    10.75
                        $15.25           13,850         10 years       $    15.25            4,617       $    15.25

The Company also adopted a Nonemployee Directors' Stock Option Plan ("Directors' Plan") in December 1992. An aggregate of 11,000 shares of common stock are reserved for issuance under the Directors' Plan. Nonemployee directors are automatically granted options to purchase 250 common shares during each fiscal year following election to the Board. The Board of Directors, or a committee consisting of such Board members or other persons as may be appointed by the Board, administer the Directors' Plan. The Directors' Plan is currently administered by the Board of Directors. Each option under the Directors' Plan expires five years from the date of grant.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 11:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (continued)

A summary of the status of the Directors' Plan at December 31, and changes during the year is presented below:

                                                    1996                      1995                      1994
                                          ---------------------     ---------------------     ---------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                            Shares        Price       Shares        Price       Shares        Price
                                          --------     --------     --------     --------     --------     --------

Outstanding, beginning of year               5,000     $   8.94        3,750     $   8.25        2,500     $   8.62
Granted                                      1,250        16.00        1,250        11.00        1,250         7.50
Exercised                                        -            -            -            -            -            -
Forfeited                                        -            -            -            -            -            -
                                          --------     --------     --------     --------     --------     --------

Outstanding, end of year                     6,250     $ 10.34        5,000      $   8.94        3,750     $   8.25
                                          ========     ========     ========     ========     ========     ========

Options exercisable, end of year             5,000                     3,750                     2,500

The following table summarizes information about stock options under the Directors' Plan outstanding at December 31, 1996:

                                                  Options Outstanding                       Options Exercisable
                                  -----------------------------------------------      ----------------------------
                                                        Weighted
                                                         Average         Weighted                          Weighted
                                                       Remaining          Average                           Average
                      Range of           Number      Contractual         Exercise           Number         Exercise
               Exercise Prices      Outstanding             Life            Price      Exercisable            Price
               ---------------    -------------      -----------       ----------      -----------       ----------
                         $9.00            1,250           1 year       $     9.00            1,250       $     9.00
                         $8.25            1,250          2 years       $     8.25            1,250       $     8.25
                         $7.50            1,250          3 years       $     7.50            1,250       $     7.50
                        $11.00            1,250          4 years       $    11.00            1,250       $    11.00
                        $16.00            1,250          5 years       $    16.00                -       $    16.00

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 11:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (continued)

In May 1996, the Company adopted an "Option Bonus Plan" (Bonus Plan). Four of the nine eligible members elected to receive these bonuses in the form of options. Pursuant to this election, the Company issued 36,401 options in January 1997, at an exercise price of $15.25, which was equal to the market price of the common stock on the date of grant. The option period expires ten years from the date the options were granted. The options vest and are exercisable six months after they are granted. The maximum number of shares that may be issued pursuant to the exercise of these options is 150,000 shares.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans, and no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by $323,000 and $105,000 in 1996 and 1995, respectively. In addition, the Company's primary earnings per share would have decreased by $.27 per share and $.09 per share in 1996 and 1995, respectively. Fully diluted earnings per share would have decreased $.27 per share and $.06 per share, respectively.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 12:  OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                       1996                1995                1994
                                                                -----------         -----------         -----------
Professional services                                           $   618,000         $   456,000         $   331,000
Amortization of debt issuance costs                                  17,000              83,000              89,000
Credit card                                                         247,000             228,000             174,000
Advertising and promotion                                           144,000             175,000             160,000
Service charges                                                     140,000             120,000              77,000
Supplies                                                            138,000             177,000             155,000
Software maintenance and amortization                               124,000             111,000              93,000
Postage and delivery                                                114,000             108,000              80,000
Travel and entertainment                                            104,000              73,000              77,000
Printing                                                             93,000              62,000              49,000
Legal and accounting                                                 91,000             334,000             266,000
Telephone                                                            89,000              65,000              49,000
Insurance and bonds                                                  88,000              89,000              85,000
Dues and subscriptions                                               76,000              67,000              47,000
Deposit insurance                                                     2,000             139,000             253,000
Amortization, other                                                       -              53,000              22,000
Other operating expenses                                             88,000             194,000             203,000
                                                                -----------         -----------         -----------

                                                                $ 2,173,000         $ 2,534,000         $ 2,210,000
                                                                ===========         ===========         ===========


NOTE 13:  TRANSACTIONS WITH RELATED PARTIES

At December 31, 1996 and 1995, the Bank had loans outstanding to shareholders, executive officers, and directors of the Company and their affiliates, in the amount of $1,680,000 and $1,198,000, respectively. New loans made to shareholders, executive officers, and directors of the Company and their affiliates approximated $916,000 and $185,000, and repayments approximated $434,000 and $398,000 for the years ended December 31, 1996 and 1995, respectively.

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time of comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 13:  TRANSACTIONS WITH RELATED PARTIES  (continued)

From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1996, 1995, and 1994, the Bank earned interest income on such loans of $6,000, $5,000, and $17,000, respectively. During the years ended December 31, 1996, 1995, and 1994, the Bank purchased loans in the amounts of $4,106,000, $2,450,000, and $13,025,000 and sold loans in the amount of $4,106,000, $2,450,000, and $16,185,000. All loans sold back to the mortgage company are without recourse to the Bank. The Chairman of the Board of the Bank is a director and treasurer of the mortgage company.


NOTE 14:  ADDITIONAL CASH FLOW INFORMATION


Additional Cash Payment Information
-----------------------------------

                                                                  1996                1995                1994
                                                           -----------         -----------         -----------
    Income taxes paid                                      $   397,000         $   383,000         $   306,000
                                                           ===========         ===========         ===========

    Interest paid                                          $ 4,347,000         $ 3,858,000         $ 2,636,000
                                                           ===========         ===========         ===========

NON-CASH INVESTING ACTIVITIES
-----------------------------

    Reclassification of securities from
      held-to-maturity to available-for-sale
      at amortized cost                                    $         -         $22,377,000         $         -
                                                           ===========         ===========         ===========

    Reclassification of securities from
      available-for-sale to held-to-maturity
      at fair value                                        $         -         $10,299,000         $ 4,025,000
                                                           ===========         ===========         ===========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 15:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY
          ONLY

Financial statements of the parent company, Union Bankshares, Ltd., are shown below and should be read in conjunction with the consolidated financial statements.

                       CONDENSED BALANCE SHEETS

                      DECEMBER 31, 1996 AND 1995


                 ASSETS                                                                    1996                1995
                 ------                                                            ------------        ------------
Cash                                                                               $    711,000        $    720,000
Available-for-sale securities                                                         3,436,000           5,706,000
Excess of cost over fair value of net
  assets acquired, net of amortization                                                2,946,000           3,172,000
Investment in subsidiary                                                             12,515,000          11,621,000
Due from subsidiary                                                                       7,000              48,000
Accrued interest receivable                                                              36,000              52,000
Income taxes receivable                                                                  26,000                   -
Deferred income taxes                                                                    23,000              11,000
Other assets                                                                                  -             490,000
                                                                                   ------------        ------------

Total assets                                                                       $ 19,700,000        $ 21,820,000
                                                                                   ============        ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

LIABILITIES
  Note payable                                                                     $  3,500,000        $  6,512,000
  Income taxes payable                                                                        -              88,000
  Other liabilities                                                                     168,000             308,000
                                                                                   ------------        ------------
          Total liabilities                                                           3,668,000           6,908,000
                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock                                                                            1,000               1,000
  Additional paid-in capital                                                          9,435,000           9,384,000
  Unrealized gains on subsidiary's available-for-sale securities                        348,000             852,000
  Retained earnings                                                                   6,248,000           4,675,000
                                                                                   ------------        ------------
          Total stockholders' equity                                                 16,032,000          14,912,000

                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                         $ 19,700,000        $ 21,820,000
                                                                                   ============        ============

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 15:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY
          ONLY  (continued)

                    CONDENSED STATEMENTS OF INCOME

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                 1996           1995           1994
                                                                          -----------    -----------    -----------
OPERATING INCOME
  Dividends from subsidiary                                               $ 1,250,000    $ 1,000,000    $ 1,000,000
  Interest income                                                             241,000        343,000        321,000
                                                                          -----------    -----------    -----------
        Total operating income                                              1,491,000      1,343,000      1,321,000
                                                                          -----------    -----------    -----------

OPERATING EXPENSES
  Interest                                                                                   385,000        543,000
567,000
  Losses on sales of investment securities                                          -          6,000        228,000
  Amortization of excess of investment in
    subsidiary over net assets acquired                                       226,000        226,000        226,000
  Salaries and employee benefits                                              354,000        322,000        236,000
  Occupancy and equipment                                                      13,000         14,000         14,000
  Other                                                                       321,000        357,000        319,000
                                                                          -----------    -----------    -----------

        Total operating expenses                                            1,299,000      1,468,000      1,590,000
                                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT,
  EQUITY IN UNDISTRIBUTED EARNINGS OF
  SUBSIDIARY, AND EXTRAORDINARY ITEM                                         (192,000)      (125,000)      (269,000)

EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                                             1,398,000        989,000      1,046,000

INCOME TAX BENEFIT                                                            320,000        362,000        266,000
                                                                          -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                            1,910,000      1,226,000      1,043,000

EXTRAORDINARY ITEM
  Loss on early extinguishment of debt
    (net of applicable income taxes of $201,000)                              337,000              -              -
                                                                          -----------    -----------    -----------

NET INCOME                                                                $ 1,573,000    $ 1,226,000    $ 1,043,000
                                                                          ===========    ===========    ===========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 15:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY
          ONLY  (continued)

                  CONDENSED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                                 1996           1995           1994
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $ 1,573,000    $ 1,226,000    $ 1,043,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Gains) losses on repurchase of notes payable                            65,000         (8,000)        (9,000)
      Losses on sales of securities                                                 -          6,000        228,000
      Net amortization of premiums (accretion of
        discounts) on investments                                             (99,000)         4,000              -
      Amortization of debt issuance costs                                     490,000         83,000         89,000
      Amortization of excess of cost over net assets
        acquired                                                              226,000        226,000        226,000
      Deferred taxes                                                          (12,000)       (11,000)             -
  Change in:
      Other assets                                                            (26,000)        20,000         78,000
      Accrued interest receivable                                              16,000        (20,000)       (32,000)
      Due from subsidiary                                                      41,000          6,000        (54,000)
      Equity in undistributed earnings of subsidiary                       (1,398,000)      (989,000)    (1,046,000)
      Other liabilities                                                      (228,000)       118,000        104,000
                                                                          -----------    -----------    -----------

                Net cash provided by operating activities                     648,000        661,000        627,000
                                                                          -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                               (6,351,000)    (5,665,000)    (5,267,000)
  Proceeds from sales of available-for-sale
    securities                                                              4,890,000      4,892,000      4,902,000
  Proceeds from maturities of available-for-
    sale securities                                                         3,830,000        700,000              -
                                                                          -----------    -----------    -----------

                Net cash used in investing activities                       2,369,000        (73,000)      (365,000)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                               4,000,000              -              -
  Principal repayments of notes payable                                    (7,077,000)      (180,000)      (191,000)
  Proceeds from issuance of common stock                                       51,000         25,000              -
  Repurchase of common stock                                                        -       (150,000)      (354,000)
  Repurchase of stock warrants                                                      -        (69,000)             -
                                                                          -----------    -----------    -----------
                Net cash used in financing activities                      (3,026,000)      (374,000)      (545,000)
                                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                         (9,000)       214,000       (283,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  720,000        506,000        789,000
                                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   711,000    $   720,000    $   506,000
                                                                          ===========    ===========    ===========

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 16:  REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighing, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 16:  REGULATORY CAPITAL REQUIREMENTS  (continued)

The Company's actual capital amounts and ratios are also presented in the table. In accordance with FDIC regulations, no amount has been deducted from capital for interest rate risk.

                                                                                                  To be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                                 Actual            Adequacy Purposes          Action Provisions
                                       -------------------        -------------------        -------------------
                                            Amount   Ratio             Amount   Ratio             Amount   Ratio
                                       -----------  ------        -----------  ------        -----------  ------
AS OF DECEMBER 31, 1996:
  Total risk-based capital
    (to risk-weighted assets):
      Consolidated                     $14,252,000   11.8%        $11,402,000    8.0%        $12,101,000   10.0%
      Bank                             $13,673,000   11.4%        $ 9,618,000    8.0%        $12,022,000   10.0%
  Tier I risk-based capital
    (to risk-weighted assets):
      Consolidated                     $12,700,000   10.5%        $ 4,840,000    4.0%        $ 7,261,000    6.0%
      Bank                             $12,167,000   10.1%        $ 4,809,000    4.0%        $ 7,213,000    6.0%
  Tier I leverage capital
    (to adjusted total assets):
      Consolidated                     $12,700,000    7.0%        $ 7,261,000    4.0%        $ 9,080,000    5.0%
      Bank                             $12,167,000    6.7%        $ 7,292,000    4.0%        $ 9,115,000    5.0%

AS OF DECEMBER 31, 1995:
  Total risk-based capital
    (to risk-weighted assets):
      Consolidated                     $12,698,000   11.2%        $ 9,109,000    8.0%        $11,387,000   10.0%
      Bank                             $13,069,000   11.7%        $ 8,964,000    8.0%        $11,205,000   10.0%
  Tier I risk-based capital
    (to risk-weighted assets):
      Consolidated                     $11,250,000    9.9%        $ 4,555,000    4.0%        $ 6,832,000    6.0%
      Bank                             $11,621,000   10.4%        $ 4,482,000    4.0%        $ 6,723,000    6.0%
  Tier I leverage capital
    (to adjusted total assets):
      Consolidated                     $11,250,000    6.7%        $ 6,683,000    4.0%        $ 8,354,000    5.0%
      Bank                             $11,621,000    7.3%        $ 6,350,000    4.0%        $ 7,937,000    5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, approximately $3,433,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

CASH AND CASH EQUIVALENTS
-------------------------

For these short-term instruments, the carrying amount approximates fair value.

AVAILABLE-FOR-SALE SECURITIES
-----------------------------

Fair values for available-for-sale securities, which also are the amounts recognized in the balance sheet, equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

HELD-TO-MATURITY SECURITIES
---------------------------

Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

OTHER INVESTMENTS
-----------------

For these investments, the carrying value approximates fair value.

LOANS
-----

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (continued)

DEPOSITS
--------

The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

NOTES PAYABLE
-------------

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT
--------------------------------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

                        UNION BANKSHARES, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995, AND 1994



NOTE 17:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (continued)

The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                                 December 31, 1996             December 31, 1995
                                                          ---------------------------   ---------------------------
                                                              Carrying                      Carrying
                                                                Amount     Fair Value         Amount     Fair Value
                                                          ------------   ------------   ------------   ------------
FINANCIAL ASSETS
  Cash and due from banks                                 $ 12,356,000   $ 12,356,000   $ 10,297,000   $ 10,297,000
  Available-for-sale securities                             39,904,000     39,904,000     50,823,000     50,823,000
  Held-to-maturity securities                               24,634,000     24,970,000     18,416,000     18,623,000
  Other investments                                            494,000        494,000        409,000        409,000
  Interest receivable                                        1,107,000      1,107,000      1,085,000      1,085,000
  Loans, net of allowance for loan losses                   98,978,000    100,566,000     79,864,000     80,713,000

FINANCIAL LIABILITIES
  Deposits                                                 156,409,000    157,049,000    140,175,000    140,339,000
  Federal funds purchased                                    6,200,000      6,200,000      4,000,000      4,000,000
  Notes payable                                              3,500,000      3,500,000      6,512,000      6,512,000
  Interest payable                                              95,000         95,000        230,000        230,000

UNRECOGNIZED FINANCIAL
  INSTRUMENTS
  (net of contract amount):
    Commitments to extend credit                                     -              -              -              -
    Letters of credit                                                -              -              -              -
    Lines of credit                                                  -              -              -              -


NOTE 18:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board recently adopted Statement No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 125, which is to become effective for transactions that occur after December 31, 1996, imposes new rules for determining when transfers of financial assets are accounted for as sales versus when transfers are accounted for as borrowings. Management believes that FAS 125 should have no significant impact on the Company's consolidated financial statements.