Form 10QSB
period 1997-03-31
UNION BANKSHARES LTD
filed 1997-05-07
CIK 895688

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
        (Exact name of small business issuer as specified in its charter)

                        DELAWARE                        84-0986148
         ------------------------------            ------------------
         (State or other jurisdiction of            (I.R.S Employer
         incorporation or organization)            Identification No.)

                1825 LAWRENCE STREET, SUITE 444, DENVER, CO 80202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 298-5352
                (Issuer's telephone number, including area code)

        -----------------------------------------------------------------
                                   Not Changed
        -----------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

At April 30, 1997, there were 1,154,457 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                   -----     -----

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                        PAGE

PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements...........................      1

         Item 2.      Management's Discussion and Analysis or
                      Plan of Operation..............................      7

PART II - OTHER INFORMATION..........................................     12


SIGNATURES            ...............................................     13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
MARCH  31,  1997

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                                                       March  31,
                                                                                          1997              December 31,
                                 ASSETS                                                (UNAUDITED)              1996
                                 ------                                                -----------          ------------

     Cash and due from banks                                                          $  11,086,000         $  12,356,000
     Federal funds sold                                                                           -                     -
                                                                                      -------------         -------------
         Total cash and cash equivalents                                                 11,086,000            12,356,000

     Investment securities:
         Held-to-maturity securities                                                     28,857,000            24,634,000
         Available-for-sale securities                                                   40,937,000            39,904,000
         Other  investments                                                                 871,000               494,000
                                                                                      -------------         -------------
                   Total investment securities                                           70,665,000            65,032,000

     Loans:
         Commercial                                                                      71,239,000            70,631,000
         Real estate mortgage                                                             4,871,000             5,489,000
         Mortgage loans held for sale                                                             -                     -
         Real estate construction                                                         6,600,000             5,758,000
         Consumer                                                                        18,987,000            18,854,000
                                                                                       ------------          ------------
                   Total loans                                                          101,697,000           100,732,000
         Less:  allowance for loan losses                                                (1,817,000)           (1,754,000)
                                                                                       ------------          ------------
                                                                                         99,880,000            98,978,000

         Excess of investment in subsidiary over net
            assets acquired                                                               2,890,000             2,946,000
         Furniture, equipment and improvements, net                                       1,493,000             1,573,000
         Accrued interest receivable                                                      1,534,000             1,107,000
         Other assets                                                                     1,191,000             1,194,000
                                                                                       ------------          ------------
     TOTAL ASSETS                                                                      $188,739,000          $183,186,000
                                                                                       ============          ============












         LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
         Demand (noninterest -bearing)                                                $  48,944,000         $  48,742,000
         NOW                                                                             16,565,000            15,279,000
         Money Market                                                                    49,896,000            54,772,000
         Savings                                                                         11,167,000            10,011,000
         Time                                                                            31,159,000            27,605,000
                                                                                       ------------          ------------
                   Total deposits                                                       157,731,000           156,409,000

     Federal funds purchased                                                                500,000             6,200,000
     Notes payable                                                                       13,500,000             3,500,000
     Accrued interest payable                                                               104,000                95,000
     Other liabilities                                                                      717,000               950,000
                                                                                       ------------          ------------
                   Total liabilities                                                    172,552,000           167,154,000


     Stockholders' equity
         Common stock                                                                         1,000                 1,000
         Common stock surplus                                                             9,458,000             9,435,000
         Valuation allowance                                                                 36,000               348,000
         Retained earnings                                                                6,692,000             6,248,000
                                                                                       ------------          ------------
                   Total stockholders' equity                                            16,187,000            16,032,000
                                                                                       ------------          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $188,739,000          $183,186,000
                                                                                       ============          ============

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

                                                                                                      MARCH 31,
                                                                                           -----------------------------
                                                                                             1997                 1996
                                                                                             ----                 ----

INTEREST INCOME:
     Interest and fees on loans                                                          $2,495,000            $2,172,000
     Interest on investment securities:
         U.S. government agencies and corporations                                          723,000               514,000
         States and other political subdivisions                                            386,000               474,000
     Interest on federal funds sold
         and interest bearing deposits at other banks                                        16,000                13,000
                                                                                        -----------           -----------
                   Total interest income                                                  3,620,000             3,173,000
INTEREST EXPENSE:
     Interest on deposits                                                                   946,000               836,000
     Interest on federal funds purchased                                                     28,000                34,000
     Interest on notes payable                                                              206,000               135,000
                                                                                        -----------           -----------
                   Total interest expense                                                 1,180,000             1,005,000
                                                                                        -----------           -----------
NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSS                                                                            2,440,000             2,168,000
PROVISION FOR LOAN LOSS                                                                      60,000                45,000
                                                                                        -----------           -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS                                                                            2,380,000             2,123,000
NONINTEREST INCOME:
     Service charges                                                                         89,000                92,000
     Gain (loss) on sale of securities available for sale                                    (3,000)              111,000
     Other                                                                                  107,000                98,000
                                                                                        -----------           -----------
                   Total non interest income                                                193,000               301,000
                                                                                        -----------           -----------
NONINTEREST EXPENSE:
     Salaries and employee benefits                                                       1,057,000               966,000
     Amortization of investment in subsidiary
         over net assets acquired                                                            57,000                57,000
     Occupancy and equipment                                                                297,000               313,000
     Other                                                                                  583,000               503,000
                                                                                        -----------           -----------
                   Total non interest expense                                             1,994,000             1,839,000
                                                                                        -----------           -----------

INCOME BEFORE INCOME TAX EXPENSE AND
     EXTRAORDINARY ITEM                                                                     579,000               585,000
INCOME TAX EXPENSE  (Note 3)                                                                135,000               123,000
                                                                                        -----------           -----------
INCOME  BEFORE  EXTRAORDINARY  ITEM                                                         444,000               462,000
EXTRAORDINARY  ITEM (NET OF TAXES) (Note 5)                                                       -              (337,000)
                                                                                        -----------           -----------
NET INCOME                                                                              $   444,000           $   125,000
                                                                                        ===========           ===========


EARNINGS PER COMMON SHARE:  (Note 4)
     Income per share before extraordinary item                                               $0.36                 $0.39
     Extraordinary item, net                                                                  $0.00                ($0.28)
                                                                                        -----------           -----------
     Net income per share                                                                     $0.36                 $0.11
                                                                                        -----------           -----------
     Weighted average number of common shares outstanding                                 1,243,901             1,176,162
                                                                                        ===========           ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997

(Unaudited)

                                                                                                       MARCH 31,
                                                                                         --------------------------------
                                                                                             1997                 1996
                                                                                             ----                 ----

     Net cash provided (used) by operating activities                                  ($   284,000)         $  6,967,000
                                                                                       ------------          ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities of available-for-sale
            securities                                                                    3,039,000             2,912,000
         Proceeds from maturities of held-to-maturity
            securities                                                                      818,000               747,000
         Proceeds from sale of available-for-sale
            securities                                                                      239,000            13,322,000
         Purchase of available-for-sale securities                                       (9,471,000)           (6,599,000)
         Purchase of other investments                                                     (377,000)                    -
         Net increase in loans                                                             (858,000)           (4,885,000)
         Purchase of furniture and equipment                                                (21,000)              (62,000)
                                                                                       ------------          ------------

     Net cash used in investing activities                                               (6,631,000)            5,435,000
                                                                                       ------------          ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in deposits                                                  1,322,000             1,058,000
         Increase (decrease) in fed funds purchased                                      (5,700,000)                    -
         New borrowings  long-term debt                                                  10,000,000             4,000,000
         Repayments of long-term debt                                                             -            (6,512,000)
         Proceeds from issuance of common stock                                              23,000                26,000
                                                                                       ------------          ------------

     Net cash provided by financing activities                                            5,645,000            (1,428,000)
                                                                                       ------------          ------------

     Net increase in cash and cash equivalents                                           (1,270,000)           10,974,000

     Cash and cash equivalents, beginning of year                                        12,356,000             1,058,000
                                                                                         ----------           -----------
     Cash and cash equivalents, end of quarter                                          $11,086,000           $12,032,000
                                                                                        ===========           ===========

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997


NOTE 1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 1997 and the Company's results of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

Certain reclassifications have been made to the March 31, 1996 Consolidated Financial Statements to conform to the March 31, 1997 Consolidated Financial Statements.


NOTE 2.           RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 1997 are not indicative of the results to be expected for the full year.


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

NOTE 4.           EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 90,089 shares purchasable pursuant to exercisable options during the three months ended March 31, 1997. Earnings per common share were affected by 28,514 shares purchasable pursuant to exercisable options during the three months ended March 31, 1996.


NOTE 5.           EXTRAORDINARY ITEM

On April 1, 1996, the Company redeemed the Convertible Subordinated Notes (the "Notes"). Pursuant to the terms of the Notes, and as a result of the redemption, holders of the Notes were entitled to receive from the Company the redemption price of 101% of the principal amount of the Notes plus accrued interest. Alternatively, at the option of the holder, the Notes were convertible into shares of common stock of the Company at the conversion rate of 78.68 shares of common stock for each $1000 principal amount of Notes redeemed. As a result of the redemption in 1996, the Company expensed $473,000, the remaining unamortized balance of the debt issuance costs, and a $65,000 redemption premium. These amounts, net of $201,000 of applicable income taxes, have been categorized as an extraordinary loss on the consolidated statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 1997. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.


RESULTS OF OPERATIONS

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $444,000 for the quarter ended March 31, 1997, an increase of 255.2% from net income of $125,000 for the first quarter of 1996. 1997 first quarter earnings were positively impacted by a $272,000 increase in net interest income and the absence of a $337,000 (after tax) extraordinary expense relating to the Company's redemption of its outstanding convertible subordinated notes (the "Notes") in the first quarter of 1996. These improvements were offset by a $114,000 decrease in gain on sale of securities available for sale, an increase of $15,000 in provision for loan loss and an $80,000 increase in noninterest expense for the quarter ended March 31, 1997. Net income per share was $.36 for the three months ended March 31, 1997 compared to $.11 ($.39 before extraordinary item) for the same period in 1996. Return on average assets and average equity were .95% and 10.98%, respectively, for the first quarter of 1997 compared to .30% (1.12% before extraordinary item) and 3.33% (12.32% before extraordinary item), respectively, for the first quarter of 1996.

During the first quarter of 1997, the Bank's loan portfolio increased $1.0 million and its deposits increased $1.3 million. In addition, the Company's long term debt increased $10.0 million as a result of the Bank borrowing $10.0 million from the Federal Home Loan Bank of Topeka (the " FHLB").

INTEREST INCOME: Interest income increased $447,000, or 14.1%, to $3,620,000 for the first quarter of 1997 from $3,173,000 for the comparable 1996 period. This increase results from the increase in the Company's interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.79% for the first quarter of 1997, which reflects a decrease of 19 basis points (each basis point equals 1/100 of 1%) from the comparable 1996 period. The average yield on loans decreased from 10.42% in the 1996 period to 9.94% in the 1997 period, and the average yield on securities held by the Company decreased from 7.29% in the 1996 period to 7.19% in the 1997 period. Interest income on loans was $323,000 greater in the 1997 period and interest income on securities increased $121,000 in the 1997 period.

INTEREST EXPENSE: Interest expense increased $175,000, or 17.4%, to $1,180,000 for the quarter ended March 31, 1997 from $1,005,000 for the quarter ended March 31, 1996. This increase is primarily due to the $7.0 million increase in interest bearing deposit accounts in the 1997 period compared to those in the 1996 period and the $9.5 million increase in notes payable (primarily from the FHLB loan). Average rates paid on interest bearing deposits remained constant at 3.43% between the first quarter of 1997 and the first quarter of 1996.

NET INTEREST INCOME: Net interest income before provision for loan loss was $2,440,000 for the quarter ended March 31, 1997, an increase of $272,000, or 12.5%, over the first quarter of 1996. Net interest margin decreased 21 basis points from 6.24% in the 1996 period to 6.03% in the 1997 period. The increase in net interest income is primarily due to a $323,000 increase in interest income on loans and a $121,000 increase in interest income on securities, offset by a $175,000 increase in interest expense. The Company's average cost of funds for the quarter ended March 31, 1997 was 6 basis points higher than in the comparable 1996 period. The Company's average yield on interest earning assets decreased 19 basis points in the 1997 period compared to the year earlier period, from 8.98% to 8.79%.

NONINTEREST INCOME: Noninterest income decreased $108,000, or 35.9%, for the quarter ended March 31, 1997 to $193,000 from $301,000 for the quarter ended March 31, 1996. This decrease was primarily due to a $114,000 decrease in the gain on sale of securities available for sale from a $111,000 gain in the first quarter of 1996 to a $3,000 loss in the first quarter of 1997.

NONINTEREST EXPENSE: Noninterest expense increased $155,000, or 8.4%, for the first quarter of 1997 to $1,994,000 compared to $1,839,000 in the first quarter of 1996. This increase is primarily the result of: (i) increases in salaries and benefits relating primarily to annual merit increases; and (2) an increase in other noninterest expenses due to recoveries of legal fees and claims made against the Company which were recovered in 1996.

EXTRAORDINARY ITEM: On March 1, 1996, the Company called the Convertible Notes for redemption. The redemption on April 1, 1996 caused the Company to accelerate the amortization of the debt issuance costs and to expense the call premium. The after tax effect of this transaction was a $337,000 non-cash charge to income in the first quarter of 1996.


PROVISION FOR LOAN LOSS

The Company charged $60,000 to Provision for Loan Loss in the first quarter of 1997 and $45,000 for the same period in 1996. The ratio of loan loss reserve to total loans was 1.78% at March 31, 1997 and 1.75% at March 31, 1996. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 3.0% to $188.7 million at March 31, 1997 from $183.2 at December 31, 1996. During the quarter ended March 31, 1997 deposits increased $1.3 million to

$157.7 million at March 31, 1997 from $156.4 million at December 31, 1996. None of the Company's deposits at March 31, 1997 were brokered deposits.

The Loan Agreement with Nationsbanc (formerly Boatmen's) provides for interest on outstanding amounts to be payable at Nationsbanc's corporate base rate, which is currently 8.50%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms. Annual renewal of the loan is based on the compliance by the Bank with the following criteria:

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

At December 31, 1996, the Company met all of the above criteria, and the loan was renewed for another one year term.

The Company has also entered into a revolving line of credit with Nationsbanc in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest on amounts outstanding under this revolving line of credit, if any, is due quarterly. At March 31, 1997, this line of credit was also renewed for an additional one year term.

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

ASSET QUALITY

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

Total nonperforming assets were $105,000 and $14,000 at March 31, 1997 and December 31, 1996, respectively. Other Real Estate Owned (OREO) was $0 at both March 31, 1997 and December 31, 1996. At March 31, 1997 securities held to maturity were $28.9 million, or 40.8% of the total portfolio. Securities available for sale totaled $40.9 million, or 57.9% of the total portfolio. Other securities (investment in FHLB stock) totaled $.9 million, or 1.3% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At March 31, 1996, the market value of investments available for sale exceeded carrying value by approximately $20,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The carrying value of securities held to maturity exceeded market value by approximately $143,000 at March 31, 1997. U.S. government securities make up $45.9 million, or 64.9% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $24.8 million, or 35.1% of the portfolio at March 31, 1997.

As noted in the Company's Form 10-KSB for the year ended December 31, 1996, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 1997, the dollar duration of the investment portfolio was 3.90 compared to 4.00 at December 31, 1996. This modest decrease in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first quarter of 1997 with securities with the same or lower yields but with shorter maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $155,000 to $16.2 million at March 31, 1997 from $16.0 million at December 31, 1996. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 2,600 shares of common stock, less the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 10.84% at March 31, 1997 and its total qualifying capital to risk weighted assets was 12.12%. As of March 31, 1997 the Bank also exceeded the minimum regulatory risk based capital ratios.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

                27.   Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNION BANKSHARES, LTD.
                                  ----------------------------------------------
                                  (Registrant)






         May 7, 1997
                                  Bruce E. Hall
                                  ----------------------------------------------
                                  Vice President, Treasurer and Secretary
                                  (Authorized Officer and Principal
                                  Financial Officer of the Registrant)