Form 10QSB
period 1997-06-30
UNION BANKSHARES LTD
filed 1997-07-25
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 (303) 298-5352

              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
                                   Not Changed
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

At July 21, 1997, there were 1,154,457 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES    NO X

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                        PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.....................................3

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations..................................... 8


PART II - OTHER INFORMATION...............................................14


SIGNATURES................................................................15

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
JUNE 30, 1997

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION

                                                                    JUNE 30,             DECEMBER 31,
  ASSETS                                                              1997                 1996
                                                                  (UNAUDITED)
                                                                -----------------     ----------------
Cash and cash equivalents:
  Cash and due from banks                                           13,522,000            12,356,000
  Federal funds sold                                                         -                     -
                                                                  ------------          ------------
    Total cash and cash equivalents                                 13,522,000            12,356,000

Investment securities:
  Investment securities held to maturity                            27,984,000            24,634,000
  Investment securities available for sale                          29,914,000            39,904,000
  Other  investments                                                   871,000               494,000
                                                                  ------------          ------------
    Total investment securities                                     58,769,000            65,032,000

Loans:
  Commercial                                                        86,283,000            70,631,000
  Real estate mortgage                                               4,556,000             5,489,000
  Real estate construction                                           8,545,000             5,758,000
  Consumer                                                          20,511,000            18,854,000
                                                                  ------------          ------------
    Total loans                                                    119,895,000           100,732,000
  Less:  allowance for loan losses                                  (1,950,000)           (1,754,000)
                                                                  ------------          ------------
                                                                   117,945,000            98,978,000

  Excess of investment in subsidiary over net
   assets acquired                                                   2,833,000             2,946,000
  Furniture, equipment and improvements, net                         1,430,000             1,573,000
  Accrued interest receivable                                        1,197,000             1,107,000
  Other assets                                                       1,193,000             1,194,000
                                                                  ------------          ------------
TOTAL ASSETS                                                       196,889,000           183,186,000
                                                                  ============          ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand (noninterest-bearing)                                      53,306,000            48,742,000
  NOW                                                               16,703,000            15,279,000
  Money Market                                                      48,067,000            54,772,000
  Savings                                                           11,084,000            10,011,000
  Time                                                              31,591,000            27,605,000
                                                                  ------------          ------------
    Total deposits                                                 160,751,000           156,409,000

Federal funds purchased                                              5,325,000             6,200,000
Notes payable                                                       13,000,000             3,500,000
Accrued interest payable                                               118,000                95,000
Other liabilities                                                      793,000               950,000
                                                                  ------------          ------------
    Total liabilities                                              179,987,000           167,154,000


Stockholders' equity
  Common stock                                                           1,000                 1,000
  Common stock surplus                                               9,458,000             9,435,000
  Valuation allowance                                                  206,000               348,000
  Retained earnings                                                  7,237,000             6,248,000
                                                                  ------------          ------------
    Total stockholders' equity                                      16,902,000            16,032,000
                                                                  ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $196,889,000          $183,186,000
                                                                  ============          ============

UNION BANKSHARES, LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

                                                                SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                            --------------------------        ------------------------
                                                              1997              1996            1997            1996
                                                              -----             -----           -----           -----
INTEREST INCOME:
  Interest and fees on loans                               $5,348,000       $4,450,000      $2,853,000      $2,278,000
  Interest on investment securities:
    U.S. government agencies and corporations               1,464,000          895,000         741,000         381,000
    States and other political subdivisions                   758,000          949,000         372,000         475,000
  Interest on federal funds sold
    and interest bearing deposits at other banks               23,000           40,000           7,000          27,000
                                                           ----------       ----------      ----------      ----------
  Total interest income                                     7,593,000        6,334,000       3,973,000       3,161,000
INTEREST EXPENSE:
  Interest on deposits                                      1,907,000        1,701,000         961,000         865,000
  Interest on federal funds purchased                          94,000           56,000          66,000          22,000
  Interest on notes payable                                   440,000          217,000         234,000          82,000
                                                           ----------       ----------      ----------      ----------
    Total interest expense                                  2,441,000        1,974,000       1,261,000         969,000

NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSS                                                 5,152,000        4,360,000       2,712,000       2,192,000
PROVISION FOR LOAN LOSS                                       180,000          105,000         120,000          60,000
                                                           ----------       ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSS                                                 4,972,000        4,255,000       2,592,000       2,132,000
NONINTEREST INCOME:
  Service charges                                             184,000          185,000          95,000          93,000
  Gain (loss) on sale of securities available for sale         53,000          212,000          56,000         101,000
  Other                                                       223,000          240,000         116,000         142,000
                                                           ----------       ----------      ----------      ----------
    Total noninterest income                                  460,000          637,000         267,000         336,000
                                                           ----------       ----------      ----------      ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                            2,149,000        1,916,000       1,092,000         950,000
  Amortization of investment in subsidiary over
   net assets acquired                                        113,000          113,000          56,000          56,000
  Occupancy and equipment                                     593,000          593,000         296,000         280,000
  Other                                                     1,237,000        1,065,000         654,000         562,000
                                                           ----------       ----------      ----------      ----------
    Total noninterest expense                               4,092,000        3,687,000       2,098,000       1,848,000
                                                           ----------       ----------      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE AND
  EXTRAORDINARY ITEM                                        1,340,000        1,205,000         761,000         620,000
INCOME TAX EXPENSE  (NOTE 3)                                  352,000          239,000         217,000         116,000
                                                           ----------       ----------      ----------      ----------
INCOME BEFORE EXTRAORDINARY ITEM                              988,000          966,000         544,000         504,000
  EXTRAORDINARY  ITEM (NET)                                         -         (337,000)              -               -
                                                           ----------       ----------      ----------      ----------
NET INCOME                                                   $988,000         $629,000        $544,000        $504,000
                                                           ==========       ==========      ==========      ==========



EARNINGS PER COMMON SHARE:  (NOTE 4)
  Income per share before extraordinary item                   $0.79            $0.82           $0.43           $0.42
  Extraordinary item net                                       $0.00           ($0.28)          $0.00           $0.00
                                                           ----------       ----------      ----------      ----------
  Net income per share                                         $0.79            $0.53           $0.43           $0.42
                                                           ==========       ==========      ==========      ==========
  Weighted average number of common shares outstanding     1,244,629        1,183,331       1,244,950       1,160,578
                                                           ==========       ==========      ==========      ==========


UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  SIX  MONTHS  ENDED  JUNE 30,  1997

(UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                           ---------------------------------
                                                               1997                  1996
                                                               -----                -----

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              $885,000          $(5,156,000)
                                                           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale
   securities                                                7,130,000            6,405,000
  Proceeds from maturities of held-to-maturity
   securities                                                1,656,000            2,026,000
  Proceeds from sale of available-for-sale
   securities                                               11,585,000           21,314,000
  Purchase of available-for-sale securities                (13,731,000)         (19,654,000)
  Purchase of held-to-maturity securities                            -           (1,010,000)
  Purchase of other investments                               (377,000)                   -
  Net increase in loans                                    (18,913,000)         (11,236,000)
  Purchase of furniture and equipment                          (60,000)            (147,000)
                                                           -----------          -----------
Net cash used in investing activities                      (12,710,000)          (2,302,000)
                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                            4,342,000           16,085,000
  Increase (decrease) in fed funds purchased                  (875,000)                   -
  New borrowings  long-term debt                            10,000,000            4,000,000
  Repayments of long-term debt                                (500,000)          (6,512,000)
  Proceeds from issuance of common stock                        24,000               26,000
                                                           -----------          -----------
Net cash provided by financing activities                   12,991,000           13,599,000
                                                           -----------          -----------

Net increase in cash and cash equivalents                    1,166,000            6,141,000

Cash and cash equivalents, beginning of year                12,356,000           10,297,000
                                                           -----------          -----------
Cash and cash equivalents, end of quarter                  $13,522,000          $16,438,000
                                                           ===========          ===========


                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of June 30, 1997 and the Company's results of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the three and six months ended June 30, 1997 and 1996.

Certain reclassifications have been made to the June 30, 1996 Consolidated Financial Statements to conform to the June 30, 1997 Consolidated Financial Statements.


NOTE 2. RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 1997 are not indicative of the results to be expected for the full year.


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

NOTE 4. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 90,493 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1997. Earnings per common share were affected by 34,516 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1996.





NOTE 5. EXTRAORDINARY ITEM

On April 1, 1996, the Company redeemed the Convertible Subordinated Notes (the "Notes"). Pursuant to the terms of the Notes, and as a result of the redemption, holders of the Notes were entitled to receive from the Company the redemption price of 101% of the principal amount of the Notes plus accrued interest. Alternatively, at the option of the holder, the Notes were convertible into shares of common stock of the Company at the conversion rate of 78.68 shares of common stock for each $1000 principal amount of Notes redeemed. As a result of the redemption in 1996, the Company expensed $473,000, the remaining unamortized balance of the debt issuance costs, and a $65,000 redemption premium. These amounts, net of $201,000 of applicable income taxes, have categorized as an extraordinary loss on the consolidated statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 1997. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1996, and should be read in conjunction therewith.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $988,000 for the six months ended June 30, 1997, an increase of 57.1% from net income of $629,000 for the first six months of 1996. Earnings were positively impacted in the first six months of 1997 by a $792,000 increase in net interest income and the absence of a $337,000 (after tax) extraordinary expense relating to the Company's redemption of its outstanding convertible subordinated notes (the "Notes") in the first quarter of 1996. These improvements were offset by a $159,000 decrease in gain on sale of securities available for sale, an increase of $75,000 in provision for loan loss and a $405,000 increase in noninterest expense for the six months ended June 30, 1997. Net income per share was $.79 for the six months ended June 30, 1997 compared to $.53 per share for the 1996 period. Return on average assets and average equity were 1.05% and 12.16%, respectively, for the six months ended June 30, 1997 compared to .77% (1.18% before extraordinary item) and 8.41% (12.91% before extraordinary item), respectively, for the first six months of 1996.

During the first six months of 1997, the Bank's loan portfolio increased by $19.2 million, while its deposits increased $4.3 million. In addition, the Company's long term debt increased $9.5 million as a result of the Bank borrowing $10.0 million from the Federal Home Loan Bank of Topeka (the "FHLB"), offset by the Company's prepayment of $0.5 million on its loan with Nations Bank.


INTEREST INCOME: Interest income increased $1,259,000, or 19.9%, to $7,593,000 for the period ended June 30, 1997 from $6,334,000 for the comparable 1996 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.13% for the first six months of 1996, which reflects an increase of 12 basis points (each basis point equals 1/100 of 1%) from the comparable 1996 period. The average yield on loans decreased from 10.40% in the 1996 period to 10.24% in the 1997 period, and the average yield on securities held by the Company increased from 7.21% in the 1996 period to 7.45% in the 1997 period. Interest income on loans was $898,000 greater in the 1997 period, and interest income on securities increased $378,000 in the 1997 period.


INTEREST EXPENSE: Interest expense increased $467,000, or 23.7%, to $2,441,000 for the six months ended June 30, 1997 from $1,974,000 for the six months ended June 30, 1996. This increase is primarily due to the change in the mix in interest bearing deposit accounts in the 1997 period compared to those in the 1996 period and the $9.5 million increase in notes payable (primarily a result of the FHLB loan). Average rates paid on interest bearing deposits increased 5 basis points to 3.51% in the first six months of 1997 from 3.46% in the first six months of 1996.


NET INTEREST INCOME: Net interest income before provision for loan loss was $5,152,000 for the six months ended June 30, 1997, an increase of $792,000, or 18.2%, over the first six months of 1996. Net interest margin decreased 2 basis points from 6.32% in the 1996 period to 6.30% in the 1997 period. The increase in net interest income is primarily due to an $898,000 increase in interest income on loans and a $378,000 increase in interest income on securities, partially offset by a $467,000 increase in interest expense. The Company's average cost of funds for the six months ended June 30, 1997 was 19 basis points higher than the comparable 1996 period. The Company's average yield on interest earning assets increased 12 basis points in the 1997 period compared to the 1996 period, from 9.01% to 9.13%.



NONINTEREST INCOME: Noninterest income decreased $177,000 for the six months ended June 30, 1997 to $460,000 from $637,000 for the six months ended June 30, 1996. This decrease was primarily due to a $159,000 decrease in the gain on sale of securities available for sale.


NONINTEREST EXPENSE: Noninterest expense increased $405,000, or 11.0%, for the first six months of 1997 to $4,092,000 compared to $3,687,000 in the first six months of 1996. This increase is primarily the result of (i) increases in salaries and benefits relating primarily to annual merit increases; (ii) increases in other noninterest expenses relating to advertising and business development expenses; and (iii) an absence of recoveries of legal fees and claim exposures accrued in 1995 which were recovered in 1996.

EXTRAORDINARY ITEM: On March 1, 1996, the Company called the Convertible Notes for redemption. The redemption on April 1, 1996 caused the Company to accelerate the amortization of the debt issuance costs and to expense the call premium. The after tax effect of this transaction was a $337,000 non-cash charge to income in the first quarter of 1996.




THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

OVERVIEW: The Company reported net income of $544,000 for the three months ended June 30, 1997, an increase of 7.9% from net income of $504,000 for the comparable 1996 period. Net income was $.43 per share for the three month period ended June 30, 1997, compared to $.42 per share for the 1996 period. Return on average assets and average equity were 1.14% and 13.32%, respectively, for the three month period ended June 30, 1997, compared to 1.24% and 13.51%, respectively, for the 1996 period.



INTEREST INCOME: Interest income increased $812,000, or 25.7%, to $3,973,000 for the three month period ended June 30, 1997 from $3,161,000 for the comparable 1996 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.37%
for the three month period ended June 30, 1997, which reflects an increase of 31 basis points from the comparable 1996 period. The average yield on loans increased from 10.37% in the 1996 period to 10.42% in the 1997 period, and the average yield on securities held by the Company increased from 7.13% in the 1996 period to 7.63% in the 1997 period. Interest income on loans was $575,000 greater in the 1997 period and interest income on securities increased $257,000 in the 1997 period.


INTEREST EXPENSE: Interest expense increased $292,000, or 30.1%, to $1,261,000 for the three month period ended June 30, 1997 from $969,000 for the three month period ended June 30, 1996. This increase was primarily due to an increase in interest expense on deposits of $96,000 and an increase in interest expense on borrowings of $152,000. Average rates paid on interest bearing deposits increased 9 basis points to 3.57% in the three month period ended June 30, 1997 from 3.48% in the three month period ended June 30, 1996.

NET INTEREST INCOME: Net interest income before provision for loan loss was $2,712,000 for the three month period ended June 30, 1997, an increase of $520,000, or 23.7%, over the comparable period of 1996. Net interest margin increased 8 basis points between the periods from 6.41% in the 1996 period to 6.49% in the 1997 period. The increase in the net interest income is primarily due to a $575,000 increase in interest income on loans and a $257,000 increase in interest income on securities, offset by a $292,000 increase in interest expense. The Company's average cost of funds for the three month period ended June 30, 1997 was 29 basis points higher than in the comparable 1996 period. The Company's average yield on earning assets increased 32 basis points in the 1997 period compared to the 1996 period, from 9.05% to 9.37%.


NONINTEREST INCOME: Noninterest income decreased $69,000 for the three month period ended June 30, 1997 to $267,000 from $336,000 for the three month period ended June 30, 1996. This decrease was primarily due to a $45,000 decrease in the gain on sale of securities available for sale.


NONINTEREST EXPENSE: Noninterest expense increased $250,000, or 13.5%, for the three month period ended June 30, 1997 to $2,098,000 compared to $1,848,000 in the three month period ended June 30, 1996. This increase is primarily the result of increases in (i) salaries and benefits relating primarily to annual merit increases; (ii) increases in other noninterest expenses relating to advertising and business development expenses and (iii) an absence of recoveries of legal fees and claim exposures accrued in 1995 which were recovered in 1996.




PROVISION FOR LOAN LOSS

The Company charged $180,000 to Provision for Loan Loss in the first six months of 1997 and $105,000 for the same period in 1996. The ratio of loan loss reserve to total loans was 1.63 at June 30, 1997 and 1.68% at June 30, 1996. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 7.5% to $196.9 million at June 30, 1997 from $183.2 million at December 31, 1996. During the six months ended June 30, 1997 deposits increased $4.3 million to $160.7 million at June 30, 1997 from $156.4 million at December 31, 1996. None of the Company's deposits at June 30, 1997 were brokered deposits.


The Loan Agreement with Nationsbanc (formerly Boatmen's) provides for interest on outstanding amounts to be payable at Nationsbanc's corporate base rate, which is currently 8.5%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.

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

At December 31, 1996, the Company met all of the above criteria, and the loan was renewed for another one year term. The Company repaid $500,000 on the loan in June 1997.

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

In early 1997, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to the Available for Sale portfolio. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately $5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the bank to transfer approximately $5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, maturing January 14, 1999; and $5 million at 6.50%, maturing January 14, 2000. The loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans.

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

Total nonperforming assets were $130,000 and $14,000 at June 30, 1997 and December 31, 1996, respectively. Other Real Estate Owned (OREO) was $0 at both June 30, 1997 and December 31, 1996. At June 30, 1997, securities held to maturity were $28.0 million, or 47.6% of the total portfolio, and securities available for sale totaled $29.9 million, or 50.9% of the total portfolio. Other securities (investment in FHLB stock) totaled $0.9 million, or 1.5% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At June 30, 1997, the market value of investments available for sale exceeded carrying value by approximately $286,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $481,000 at June 30, 1997. U.S. government securities make up $13.8 million, or 23.5% of the investment portfolio, mortgage backed securities make up $22.1 million, or 37.5% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $21.0 million, or 35.8% of the investment portfolio, and other investments make up $1.9 million, or 3.2% of the investment portfolio at June 30, 1997.

As noted in the Company's Form 10-KSB for the year ended December 31, 1996, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 1997, the dollar duration of the investment portfolio was 3.70 compared to 4.00 at December 31, 1996. This modest decrease in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first six months of 1997 with securities with the same or lower yields but with shorter maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $870,000 to $16.9 million at June 30, 1997 from $16.0 million at December 31, 1996. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 2,600 shares of common stock, less the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 10.05% at June 30, 1997 and its total qualifying capital to risk weighted assets was 11.33%. As of June 30, 1997 the Bank also exceeded the minimum regulatory risk based capital ratios.



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

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    UNION BANKSHARES, LTD.
                                    (Registrant)






July 24, 1997                       /S/ BRUCE E. HALL
                                    --------------------------------------------
                                    Bruce E. Hall
                                    Vice President, Treasurer and Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer of the Registrant)

                                   Form 10-QSB


                                    06/30/97