Form 10QSB
period 1997-09-30
UNION BANKSHARES LTD
filed 1997-10-29
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                84-0986148
------------------------------------------------  ------------------------------
(State of other jurisdiction of incorporation          (I.R.S. Employer
              of organization)                        Identification No.)


                1825 LAWRENCE STREET, SUITE 444, DENVER, CO 80202

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 298-5352

              (Registrant's telephone number, including area code)

                                   Not Changed

Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [ X ] No [  ]

At October 29, 1997, there were 1,165,257 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  [  ]   No  [ X ]

                             UNION BANKSHARES, LTD.


                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................3

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............8


PART II - OTHER INFORMATION...................................................14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................14


SIGNATURES....................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                                   SEPTEMBER 30,
                                                                        1997         DECEMBER 31,
                  ASSETS                                            (UNAUDITED)          1996
                                                                   -------------    -------------

Cash and cash equivalents:
     Cash and due from banks                                       $  14,842,000    $  12,356,000
     Federal funds sold                                                2,300,000             --
                                                                   -------------    -------------
         Total cash and cash equivalents                              17,142,000       12,356,000

Investment securities:
     Investment securities held to maturity                           30,317,000       24,634,000
     Investment securities available for sale                         32,240,000       39,904,000
     Other investments                                                   871,000          494,000
                                                                   -------------    -------------
         Total investment securities                                  63,428,000       65,032,000

Loans:
     Commercial                                                       85,685,000       70,631,000
     Real estate mortgage                                              6,156,000        5,489,000
     Real estate construction                                          9,298,000        5,758,000
     Consumer                                                         21,653,000       18,854,000
                                                                   -------------    -------------
         Total loans                                                 122,792,000      100,732,000
     Less:  allowance for loan losses                                 (2,034,000)      (1,754,000)
                                                                   -------------    -------------
                                                                     120,758,000       98,978,000

     Excess of investment in subsidiary over net assets acquired       2,777,000        2,946,000
     Furniture, equipment and improvements, net                        1,418,000        1,573,000
     Accrued interest receivable                                       1,537,000        1,107,000
     Other assets                                                      1,329,000        1,194,000
                                                                   -------------    -------------
TOTAL ASSETS                                                       $ 208,389,000    $ 183,186,000
                                                                   =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Demand (noninterest-bearing)                                  $  53,709,000    $  48,742,000
     NOW                                                              16,807,000       15,279,000
     Money Market                                                     59,911,000       54,772,000
     Savings                                                          11,072,000       10,011,000
     Time                                                             35,401,000       27,605,000
                                                                   -------------    -------------
         Total deposits                                              176,900,000      156,409,000

Federal funds purchased                                                     --          6,200,000
Notes payable                                                         12,750,000        3,500,000
Accrued interest payable                                                 557,000           95,000
Other liabilities                                                        617,000          950,000
                                                                   -------------    -------------
         Total liabilities                                           190,824,000      167,154,000

Stockholders' equity
     Common stock                                                          1,000            1,000
     Common stock surplus                                              9,547,000        9,435,000
     Valuation allowance                                                 257,000          348,000
     Retained earnings                                                 7,760,000        6,248,000
                                                                   -------------    -------------
         Total stockholders' equity                                   17,565,000       16,032,000
                                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 208,389,000    $ 183,186,000
                                                                   =============    =============

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)


                                                               NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -------------------------    -------------------------
                                                               1997          1996            1997          1996
                                                            -----------   -----------    -----------   -----------

INTEREST INCOME:
     Interest and fees on loans                             $ 8,429,000   $ 6,912,000    $ 3,081,000   $ 2,462,000
     Interest in investment securities:
         U.S. government agencies and corporations            2,129,000     1,502,000        665,000       607,000
         States and other political subdivisions              1,050,000     1,336,000        292,000       387,000
     Interest on federal funds sold and interest bearing
         deposits at other banks                                 80,000       157,000         57,000       117,000
                                                            -----------   -----------    -----------   -----------
              Total interest income                          11,688,000     9,907,000      4,095,000     3,573,000
INTEREST EXPENSE:
     Interest on deposits                                     2,962,000     2,716,000      1,055,000     1,015,000
     Interest on federal funds purchased                        108,000        74,000         14,000        18,000
     Interest on notes payable                                  667,000       301,000        227,000        84,000
                                                            -----------   -----------    -----------   -----------
              Total interest expense                          3,737,000     3,091,000      1,296,000     1,117,000
                                                            -----------   -----------    -----------   -----------
NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSS                                            7,951,000     6,816,000      2,799,000     2,456,000
PROVISION FOR LOAN LOSS                                         270,000       165,000         90,000        60,000
                                                            -----------   -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSS                                            7,681,000     6,651,000      2,709,000     2,396,000
NONINTEREST INCOME:
     Service charges                                            280,000       279,000         96,000        94,000
     Gain (loss) on sale of securities available for sale        91,000        89,000         38,000      (123,000)
     Other                                                      329,000       350,000        106,000       110,000
                                                            -----------   -----------    -----------   -----------
              Total noninterest income                          700,000       718,000        240,000        81,000
                                                            -----------   -----------    -----------   -----------
NONINTEREST EXPENSE:
     Salaries and employee benefits                           3,287,000     2,861,000      1,138,000       945,000
     Amortization of investment in subsidiary over net
         assets acquired                                        170,000       170,000         57,000        57,000
     Occupancy and equipment                                    912,000       915,000        319,000       322,000
     Other                                                    1,873,000     1,590,000        636,000       525,000
                                                            -----------   -----------    -----------   -----------
              Total noninterest expense                       6,242,000     5,536,000      2,150,000     1,849,000
                                                            -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE AND
     EXTRAORDINARY ITEM                                       2,139,000     1,833,000        799,000       628,000
INCOME TAX EXPENSE (Note 3)                                     628,000       416,000        276,000       177,000
                                                            -----------   -----------    -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM                              1,511,000     1,417,000        523,000       451,000
EXTRAORDINARY ITEM (NET)                                           --        (337,000)             0             0
                                                            -----------   -----------    -----------   -----------
NET INCOME                                                  $ 1,511,000   $ 1,080,000    $   523,000   $   451,000
                                                            ===========   ===========    ===========   ===========

EARNINGS PER COMMON SHARE: (Note 4)
     Income per share before extraordinary item             $      1.21   $      1.17    $      0.42   $      0.37
     Extraordinary item, net                                $      0.00   $     (0.28)   $      0.00   $      0.00
                                                            -----------   -----------    -----------   -----------
     Net income per share                                   $      1.21   $      0.89    $      0.42   $      0.37
                                                            ===========   ===========    ===========   ===========
     Weighted average number of common shares
         outstanding                                          1,251,083     1,220,463      1,255,065     1,221,238
                                                            ===========   ===========    ===========   ===========


UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 ----------------------------
                                                                     1997            1996
                                                                 ------------    ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 $  1,623,000    $ (1,143,000)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of available-for-sale securities      2,627,000       8,090,000
     Proceeds from maturities of held-to-maturity securities        8,221,000       2,698,000
     Proceeds from sale of available-for-sale securities           12,717,000      24,707,000
     Proceeds from sale of held-to-maturity securities                676,000            --
     Purchase of available-for-sale securities                    (18,153,000)    (29,636,000)
     Purchase of held-to-maturity securities                       (4,000,000)     (1,010,000)
     Purchase of other investments                                   (377,000)           --
     Net increase in loans                                        (22,050,000)    (17,126,000)
     Proceeds from sale of furniture and equipment                       --            31,000
     Purchase of furniture and equipment                             (152,000)       (243,000)
                                                                 ------------    ------------

Net cash used in investing activities                             (20,491,000)    (12,489,000)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in deposits                               20,491,000      32,361,000
     Increase (decrease) in fed funds purchased                    (6,200,000)     (4,000,000)
     New borrowings long-term debt                                 10,000,000       4,000,000
     Repayments of long-term debt                                    (750,000)     (6,512,000)
     Proceeds from issuance of common stock                           113,000          26,000
                                                                 ------------    ------------

Net cash provided by financing activities                          23,654,000      25,875,000
                                                                 ------------    ------------

Net increase in cash and cash equivalents                           4,786,000      12,243,000

Cash and cash equivalents, beginning of year                       12,356,000      10,297,000
                                                                 ------------    ------------
Cash and cash equivalents, end of quarter                        $ 17,142,000    $ 22,540,000
                                                                 ============    ============


                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10- KSB for the year ended December 31, 1996. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 1997 and the Company's results of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the three and nine months ended September 30, 1997 and 1996.

Certain reclassifications have been made to the September 30, 1996 Consolidated Financial Statements to conform to the September 30, 1997 Consolidated Financial Statements.


NOTE 2. RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 4. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 94,923 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1997. Earnings per common share were affected by 71,256 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1996.

NOTE 5. EXTRAORDINARY ITEM

On April 1, 1996, the Company redeemed its outstanding Convertible Subordinated Notes (the "Notes"). Pursuant to the terms of the Notes, and as a result of the redemption, holders of the Notes were entitled to receive from the Company the redemption price of 101% of the principal amount of the Notes plus accrued interest. Alternatively, at the option of the holder, the Notes were convertible into shares of common stock of the Company at the conversion rate of 78.68 shares of common stock for each $1000 principal amount of Notes redeemed. As a result of the redemption in 1996, the Company expensed $473,000, the remaining unamortized balance of the debt issuance costs, and a $65,000 redemption premium. These amounts, net of $201,000 of applicable income taxes, have been categorized as an extraordinary loss on the consolidated statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the third quarter and nine months ended September 30, 1997. The discussion is a supplement to the unaudited Consolidated Financial Statements and should be read in conjunction with those statements.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $1,511,000 for the nine months ended September 30, 1997, an increase of 39.9% from net income of $1,080,000 for the first nine months of 1996. Earnings were positively impacted in the first nine months of 1997 by an increase in net interest income of $1,135,000, and the absence of a $337,000 (after tax) extraordinary expense relating to the Company's redemption of its outstanding convertible subordinated notes (the "Notes") in the first quarter of 1996. These improvements were partially offset by a $706,000 increase in noninterest expense and a $105,000 increase in provision for loan loss for the nine months ended September 30, 1997. Net income per share was $1.21 for the nine months ended September 30, 1997 compared to $.89 per share for the 1996 period. Return on average assets and average equity were 1.05% and 12.18%, respectively, for the nine months ended September 30, 1997 compared to 0.79% (1.11% before extraordinary item) and 9.67% (12.65% before extraordinary item), respectively, for the first nine months of 1996.

During the first nine months of 1997, the Bank's loan portfolio increased by $22.1 million, while its deposits increased $20.5 million. In addition, the Company's long term debt increased $9.3 million as a result of the Bank borrowing $10.0 million from the Federal Home Loan Bank of Topeka (the "FHLB"), offset by the Company's prepayment of $0.7 million on its loan with NationsBank.


INTEREST INCOME: Interest income increased $1,781,000, or 18.0%, to $11,688,000 for the period ended September 30, 1997 from $9,907,000 for the comparable 1996 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.13% for the first nine months of 1997, which reflects an increase of 15 basis points (each basis point equals 1/100 of 1%) from the comparable 1996 period. The average yield on loans decreased from 10.34% in the 1996 period to 10.22% in the 1997 period, and the average yield on securities held by the Company increased from 7.25% in the 1996 period to 7.37% in the 1997 period. Interest income on loans was $1,517,000 greater in the 1997 period, while interest income on securities increased $341,000 in the 1997 period.


INTEREST EXPENSE: Interest expense increased $646,000, or 16.0%, to $3,737,000 for the nine months ended September 30, 1997 from $3,091,000 for the nine months ended September 30, 1996. This increase is primarily due to the change in the mix in interest bearing deposit accounts in the 1997 period compared to those in the 1996 period and the $9.3 million increase in notes payable (primarily as a result of the FHLB loan). Average rates paid on interest bearing deposits increased 5 basis points to 3.54% in the first nine months of 1997 from 3.49% in the first nine months of 1996.


NET INTEREST INCOME: Net interest income before provision for loan loss was $7,951,000 for the nine months ended September 30, 1997, an increase of $1,135,000, or 16.7%, over the first nine months of 1996. Net interest margin increased 1 basis point from 6.29% in the 1996 period to 6.30% in the 1997 period. The increase in net interest income is primarily due to a $1,517,000 increase in interest income on loans and a $341,000 increase in interest income on securities, partially offset by a $646,000 increase in interest expense. The Company's average cost of funds for the nine months ended September 30, 1997 was 20 basis points higher than the comparable 1996 period. The Company's average yield on interest earning assets increased 15 basis points in the 1997 period compared to the 1996 period, from 8.98% to 9.13%.


NONINTEREST INCOME: Noninterest income decreased $18,000 for the nine months ended September 30, 1997 to $700,000 from $718,000 for the nine months ended September 30, 1996.


NONINTEREST EXPENSE: Noninterest expense increased $706,000, or 12.8%, for the first nine months of 1997 to $6,242,000 compared to $5,536,000 in the first nine months of 1996. This increase is primarily the result of (i) increases in salaries and benefits relating primarily to annual merit increases; (ii) increases in other noninterest expenses relating to advertising and business development expenses; (iii) increases in legal fees relating to one loan collection effort; and (iv) an absence of recoveries of legal fees and claim exposures accrued in 1995 which were recovered in 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

OVERVIEW: The Company reported net income of $523,000 for the three months ended September 30, 1997, an increase of 16.0% from net income of $451,000 for the comparable 1996 period. Net income was $.42 per share for the three month period ended September 30, 1997, compared to $.37 per share for the 1996 period. Return on average assets and average equity were 1.05% and 12.22%, respectively, for the three month period ended September 30, 1997, compared to 0.99% and 12.12%, respectively, for the 1996 period.


INTEREST INCOME: Interest income increased $522,000, or 14.6%, to $4,095,000 for the three month period ended September 30, 1997 from $3,573,000 for the comparable 1996 period, primarily as a result of higher loan balances during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.11% for the three month period ended September 30, 1997, which reflects an increase of 20 basis points from the comparable 1996 period. The average yield on loans decreased from 10.23% in the 1996 period to 10.18% in the 1997 period, and the average yield on securities held by the Company decreased from 7.32% in the 1996 period to 7.20% in the 1997 period. Interest income on loans was $619,000 greater in the 1997 period and interest income on securities decreased $37,000 in the 1997 period.


INTEREST EXPENSE: Interest expense increased $179,000, or 16.0%, to $1,296,000 for the three month period ended September 30, 1997 from $1,117,000 for the three month period ended September 30, 1996. This increase was primarily due to an increase in interest expense on deposits of $40,000 and an increase in interest expense on borrowings of $143,000. Average rates paid on interest bearing deposits increased 7 basis points to 3.60% in the three month period ended September 30, 1997 from 3.53% in the three month period ended September 30, 1996.


NET INTEREST INCOME: Net interest income before provision for loan loss was $2,799,000 for the three month period ended September 30, 1997, an increase of $343,000, or 14.0%, over the comparable period of 1996. Net interest margin increased 7 basis points between the periods from 6.24% in the 1996 period to 6.31% in the 1997 period. The increase in the net interest income is primarily due to a $619,000 increase in interest income on loans, offset by a $37,000 decrease in interest income on securities and a $179,000 increase in interest expense. The Company's average cost of funds for the three month period ended September 30, 1997 was 24 basis points higher than in the comparable 1996 period. The Company's average yield on interest earning assets increased 20 basis points in the 1997 period compared to the 1996 period, from 8.91% to 9.11%.


NONINTEREST INCOME: Noninterest income increased $159,000 for the three month period ended September 30, 1997 to $240,000 from $81,000 for the three month period ended September 30, 1996. This increase was primarily due to a $161,000 increase in the gain on sale of securities available for sale from a $123,000 loss in the three month period ended September 30, 1996 to a $38,000 gain in the three month period ended September 30, 1997.


NONINTEREST EXPENSE: Noninterest expense increased $301,000, or 16.3%, for the three month period ended September 30, 1997 to $2,150,000 compared to $1,849,000 in the three month period ended September 30, 1996. This increase is primarily the result of (i) salaries and benefits relating primarily to annual merit increases; (ii) increases in other noninterest expenses relating to advertising and business development expenses; (iii) increases in legal fees relating to one loan collection effort; and (iv) an absence of recoveries of legal fees and claim exposures accrued in 1995 which were recovered in 1996.

PROVISION FOR LOAN LOSS

The Company charged $270,000 to Provision for Loan Loss in the first nine months of 1997 and $165,000 for the same period in 1996. The ratio of loan loss reserve to total loans was 1.66% at September 30, 1997 and 1.66% at September 30, 1996. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 13.8% to $208.4 million at September 30, 1997 from $183.2 million at December 31, 1996. During the nine months ended September 30, 1997 deposits increased $20.5 million to $176.9 million at September 30, 1997 from $156.4 million at December 31, 1996. None of the Company's deposits at September 30, 1997 were brokered deposits.


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

At December 31, 1996, the Company met all of the above criteria, and the loan was renewed for another one year term. The Company repaid $500,000 on the loan in June 1997 and $250,000 in September 1997. $2,750,000 remained outstanding under the Loan Agreement at September 30, 1997.

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

In early 1997, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to securities held in the Available for Sale portfolio. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately $5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, maturing January 14, 1999; and $5 million at 6.50%, maturing January 14, 2000. These loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans.

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


ASSET QUALITY

The Company's lending activities are guided by its Statement of Lending Policies and Procedures. These policies are annually reviewed and approved by the Bank's Board of Directors. The Bank employs an internal auditor to monitor its internal supervision and audits of its lending operation, and the Company supplements these internal procedures with independent examinations performed by professional consultants and auditors. The Company monitors concentrations of loans by collateral, purpose and industry. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

Total nonperforming assets were $129,000 and $14,000 at September 30, 1997 and December 31, 1996, respectively. Other Real Estate Owned (OREO) was $0 at both September 30, 1997 and December 31, 1996. At September 30, 1997, securities held to maturity were $30.3 million, or 47.8% of the total portfolio, and securities available for sale totaled $32.2 million, or 50.8% of the total portfolio. Other securities (investment in FHLB stock) totaled $0.9 million, or 1.4% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At September 30, 1997, the market value of investments available for sale exceeded carrying value by approximately $369,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $674,000 at September 30, 1997. U.S. government securities make up $17.9 million, or 28.3% of the investment portfolio, mortgage backed securities make up $23.4 million, or 36.9% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $20.3 million, or 32.4% of the investment portfolio, and other investments make up $1.8 million, or 2.4% of the investment portfolio at September 30, 1997.

As noted in the Company's Form 10-KSB for the year ended December 31, 1996, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 1997, the dollar duration of the investment portfolio was 3.50 compared to 4.00 at December 31, 1996. This modest decrease in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first nine months of 1997 with securities with the same or lower yields but with shorter maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $1.6 to $17.6 million at September 30, 1997 from $16.0 million at December 31, 1996. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 13,400 shares of common stock, less the net effect of FAS 115 which requires financial institutions to mark their Available For Sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 10.34% at September 30, 1997 and its total qualifying capital to risk weighted assets was 11.61%. As of September 30, 1997 the Bank exceeded the minimum regulatory risk based capital ratios.



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

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     The NASDAQ National Market System ("NASDAQ-NMS") recently adopted, and the Securities and Exchange Commission approved, new continued listing standards for companies listed on NASDAQ-NMS. Among the new standards is the requirement that companies listed on NASDAQ-NMS have a public float of at least 750,000 shares. Although the Company meets all of the other continued listing standards, it does not currently meet the revised public float requirement. The Company has not yet received official notification of non-compliance with the revised continued listing standards from the NASDAQ-NMS.

     The Company intends to take such actions as are necessary to maintain its listing with the NASDAQ-NMS. The Company believes that the most viable solution to its insufficient public float is to conduct a stock split, stock dividend or similar transaction of the magnitude necessary to meet the public float requirement. The Company currently intends to request a temporary exemption from the revised listing standards until approval of such an action, if necessary, can be obtained from the Company's stockholders at the next annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27.1                       Financial Data Schedule

     (b) Reports on Form 8-K                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Union Bankshares, Ltd.
                                       -----------------------------------------
                                       (Registrant)



October 29, 1997                       /s/ Bruce E. Hall
                                       -----------------------------------------
                                       Bruce E. Hall
                                       Vice President, Treasurer and Secretary
                                       (Authorized Officer and Principal
                                       Financial Officer of the Registrant)