Form 10KSB
period 1997-12-31
UNION BANKSHARES LTD
filed 1998-03-31
CIK 895688

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                              ---------- ----------

                         COMMISSION FILE NUMBER 0-21078
                                ----------------

                             UNION BANKSHARES, LTD.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        DELAWARE                                        84-0986148
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         1825 LAWRENCE STREET, SUITE 444
                             DENVER, COLORADO 80202
                    (Address of principal executive offices)

                                  (303)298-5352
                           (Issuer's telephone number)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share
                                (Title of class)
                                ----------------

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X   No
                                   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's gross revenues for the fiscal year ended December 31, 1997 totaled $16.9 million.

     The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $27.25 per share as of March 24, 1998, was approximately $15,289,000.

     As of March 24, 1998, there were outstanding 1,168,507 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998, are incorporated by reference into Part III as specified.

     Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page E-1.u

     Transitional Small Business Disclosure Format (check one)  Yes    No X
                                                                   ---   ---

                            UNION BANKSHARES, LTD.

                               TABLE OF CONTENTS
                                                                           PAGE

                                     PART I

Item 1.     Business......................................................... 2

Item 2.     Properties.......................................................27

Item 3.     Legal Proceedings................................................28

Item 4.     Submission of Matters to a Vote of Security Holders..............28

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters..............................................29

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................30

Item 7.     Financial Statements.............................................44

Item 8.     Changes In and Disagreements With Accountants On Accounting
            and Financial Disclosure.........................................44

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................45

Item 10.    Executive Compensation...........................................45

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.......................................................45

Item 12.    Certain Relationships and Related Transactions...................45

Item 13.    Exhibits and Reports on Form 8-K.................................46

                                    PART I

ITEM 1.     BUSINESS


OVERVIEW

      Union Bankshares, Ltd. (the "Company") is an independent bank holding company whose predecessor was incorporated as a Colorado corporation in 1984. The Company was reincorporated in Delaware in 1992. The Company's principal asset is the common stock of Union Bank & Trust (the "Bank"), a state chartered commercial bank located in Denver, Colorado. The operations of the Bank and its predecessors date back to 1917. The Company acquired the Bank in 1985. The Bank attracts FDIC-insured deposits, and focuses on providing relationship banking based on personal attention and professional service to small and medium-sized businesses and individuals. This operating strategy has resulted in sustained growth in the Bank's asset and deposit base and loan portfolio, with strong operating results.

      The Bank has maintained its emphasis on asset quality and capital preservation by following conservative loan underwriting standards that have allowed it to avoid excessive loan losses. The Bank's ratios of nonperforming assets to capital and to total assets were .13% and .01%, respectively, at December 31, 1997.

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

      The Company's strategy for growth (see "Growth Strategy") is based on developing startup branches that are strategically located around the Denver metropolitan area to serve the Bank's focus market of small and medium-sized businesses and individuals. The Company has opened three branches, the first in the Lakeside area in July 1994, the second in the University Hills area in March 1995, and the third in the Lakewood area in December 1995. The Company anticipates opening a fourth in the Littleton area in May 1998. Each of these are (or will be) full service branches, having the appearance of stand alone banks. The Company continues to analyze opportunities to open additional full-service branches in the metropolitan Denver area, subject to identification of an appropriate market and branch location, negotiation of an acceptable lease and approval of the various regulatory bodies and branching restrictions under Colorado law. See "Supervision and Regulation."

     See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Safe Harbor Statement under the Private Securities Litigation Reform Act" for a discussion of matters regarding forward-looking statements in this Form 10-KSB.

OPERATING STRATEGY

      The Company's strategy as an independent, one-bank holding company has been carried out through the operations of the Bank and, since 1994, its branches. The Bank, since its acquisition by the Company in 1985, has emphasized local relationship banking for the small and medium-sized business and individuals. The Bank's operating strategies include:

      -  Personal Attention and Professional Service

      -  Maintaining Asset Quality

      -  Asset/Liability Management

      The Company's branching efforts are structured to continue to build on the three strategies outlined above. The Company has located its branches in areas that produce a similar customer base to that of the Bank, has encouraged community participation at each branch, has developed transparent communication and data delivery systems, and has retained employees familiar with both the Company's operating philosophies and the community's needs.

      Personal Attention and Professional Service. The Bank's customer-oriented strategy is one of providing customers with personal attention and professional service by involving all employees in developing and carrying out the customer service program. The Bank's executive management team believes that by providing all employees an open opportunity to communicate their ideas to management, and, if appropriate, implementing them, it can refine and improve the operation of the Bank. This employee involvement has led to two successful customer service efforts: the "Officer Call" program and the "Customer Compliment and Service Improvement" program. Under the Bank's Officer Call Program, which was implemented in 1986, lending officers call on existing customers and prospects on a regular basis. At these meetings, the officers seek to develop a better understanding of the business issues faced by the customer, and can discuss services which the Bank can provide to help them address their needs. In the Customer Compliment and Service Improvement program, the Bank, by including requests in mailings of monthly statements, and direct mail pieces, solicits customer feedback on the Bank's customer service performance. Customers are provided with a bank officer's name and phone number to ease the contact process, and are encouraged to speak (or write) freely with respect to both positive and negative aspects of the Bank's service. The Bank also surveys new customers (or existing customers who have opened additional accounts) to check on the level of service they received, and, secondarily, to solicit information that might help the Bank cross-sell additional services. During each of the past three years, the Bank contracted with an independent consultant to facilitate three focus groups of approximately twenty business customers each. The purpose of the groups was to receive input from the Bank's customer base pertaining to the Bank's future direction as an organization, present level of service and products, and customers' ideas and philosophies of serving small and medium-sized businesses. In 1997, the Bank held its third Customer Business Fair, at which approximately 62 Union Bank & Trust customers elected to display their goods and services. Over 400 other Union Bank & Trust customers attended the Fair to view the exhibits. The Bank intends to hold a Speakers' Conference in 1998 in place of the Customer Business Fair and hopes to attract more attendees to this new event.

      Management believes that its policy of employee involvement, which it refers to as its "staff to management" philosophy, has resulted in the relatively low turnover experienced by the Bank at all levels of employment. Management believes that this enables the Bank to provide continuity of service by the same staff members, leading to long-term customer relationships, high quality service and quick response to customer needs. The Bank also emphasizes continuing education and training through formal in-house training programs and outside accredited programs.

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


GROWTH STRATEGY

      The Company has analyzed several potential bank acquisitions during the past four years. The Company chose not to finalize such potential acquisitions due to the heightened price expectations of sellers in the Colorado market which have been brought about by the purchase of local banks by out-of-state and, in some cases, in-state banking groups at historically high multiples of book value. Management believes that the opportunity to acquire commercial banks and thrifts located in the Denver metropolitan area, in a manner which it considers economically advisable, has decreased somewhat in the past four years. The Company intends to continue to analyze potential acquisitions in the Denver metropolitan area, as well as other areas in Colorado, but will aggressively pursue its branching strategy.

      The Company is focused on growth as an independent entity and has adopted an aggressive internal growth strategy through establishing full-service branches in locations in the Denver metropolitan area that will reach the small and medium-sized businesses in each location. The Bank's three existing full-service branches, and its new fourth branch which is scheduled to open in May 1998, are structured to provide complete banking services in each location and are headed by a branch president with responsibility and authority to service the banking and lending needs of the local business. This structure compliments the Bank's philosophy of customer-to-staff-to-management direction so that the Bank responds to customer input rather than the customer being asked to respond to the Bank without having the opportunity to give input.

      In July 1994, the Bank opened its first branch in the Lakeside area of metropolitan Denver. The branch has been well-received by the community and has attracted over $15.3 million in deposits to date. In March 1995, the Bank opened its second branch in the University Hills area of metropolitan Denver, and in December 1995, the Bank opened its third branch in the Lakewood area of metropolitan Denver. The University Hills and Lakewood branches have also been well-received by their respective communities and have attracted over $14.8 million and $11.2 million in deposits to date, respectively. The Littleton branch is expected to attract similar amounts of deposits and loans over the same time span as the previous three branches. The Bank may seek to add an additional branch in 1998. Concentrating on branching has allowed the Bank to continue to expand its customer base at a lower cost compared to acquisitions while conserving capital in the event an attractive acquisition opportunity arises.

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

      As with the metropolitan Denver economy, the Colorado economy has become more diversified over the past decade. An increase in tourism and international trade, together with growth in small manufacturing and high technology industries, has broadened the economic base of Colorado. Although the Company anticipates continued economic growth in metropolitan Denver and in Colorado, there can be no assurance that growth will continue at or near the rates recently experienced.

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

                                                                    December 31,
                                                                    ------------
                                    1997              1996               1995              1994              1993
                                  --------          --------           --------           -------            ------
                                Amount     %      Amount     %       Amount     %      Amount      %      Amount     %
                              --------  -----   --------   -----   --------  -----    -------   -----    -------  ------
                                                                 (Dollars in thousands)

Commercial loans...........   $ 87,929   72.1   $ 70,631    71.4   $ 54,488   68.2    $43,472    67.8    $35,256   61.9
Real estate --
    construction loans.....      9,625    7.9      5,758     5.8      5,064    6.3      4,040     6.3      1,125    2.0
Real estate --
    mortgage loans.........      4,297    4.5      5,489     5.5      7,975   10.0     10,573    16.5     15,805   27.8
Consumer loans.............     20,933   17.2     18,854    19.1     13,785   17.3      7,114    11.1      5,771   10.1
                              --------  -----   --------   -----   --------  -----    -------   -----    -------  -----
    Total..................    122,784  101.7    100,732   101.8     81,312  101.8     65,199   101.7     57,957  101.8
Less allowance for
    loan losses............     (2,125)  (1.7)    (1,754)   (1.8)    (1,448)  (1.8)    (1,071)   (1.7)    (1,006)  (1.8)
                              --------  -----   --------   -----   --------  -----    -------   -----    -------  -----
Loans receivable, net......   $120,659  100.0   $ 98,978   100.0   $ 79,864  100.0    $64,128   100.0    $56,951  100.0
                              ========  =====   ========   =====   ========  =====    =======   =====    =======  =====

      Commercial Loans. Commercial lending is the Bank's primary focus and the strength of its lending activity. The Bank's areas of emphasis include, but are not limited to, loans to building contractors, wholesalers, manufacturers, business services companies and energy-related businesses. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates. Commercial loans outstanding were $87.9 million at December 31, 1997 compared to $70.6 million at December 31, 1996. Many of the Bank's commercial loans are extended to small business customers. These clients are composed of a variety of manufacturers, wholesalers, retailers, commercial contractors and service companies. The primary repayment risk is the failure of the business due to economic or financial factors. In most cases the Bank has taken security and receives personal guarantees to help assure an alternative source of repayment.

      Real Estate Construction Loans. The Bank originates financing to builders who have demonstrated a favorable record of performance for the construction of pre-sold homes as well as homes built without a specific buyer on a selective basis.

      The Bank generally provides commercial construction financing when the borrower has received a binding commitment for permanent financing from either the Bank or another lender. The Bank uses this service to solicit new customers and to maintain existing relationships. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. In addition, construction loans generally are made where a conservative loan-to-value ratio exists. These loans are frequently backed by personal guarantees and other collateral that provide an alternative source of repayment. The Bank further attempts to limit its risk through adherence to conservative underwriting procedures and by using only state-certified appraisers. The Bank's real estate construction loans outstanding were $9.6 million at December 31, 1997, compared to $5.8 million at December 31, 1996. This increase results from an increased marketing effort by the Bank to solicit loans from established residential builders in the metropolitan Denver area.

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

      The Bank can originate SBA real estate loans on owner occupied properties where the maturities may be up to twenty five years, and the loan-to-value ratio may reach 90% of appraised value or cost, whichever is lower. These loans are guaranteed from 75% to 80% of the amount of the loan by the Federal government.

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

      From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1997, 1996, and 1995, the Bank earned interest income on such loans of $59,000, $6,000, and $5,000, respectively. During the years ended December 31, 1997, 1996, and 1995, the Bank purchased loans in the amounts of $5,762,000, $4,106,000, and $2,450,000 and sold loans in the amount of $4,509,000,
$4,106,000 and $2,450,000. All loans sold back to the mortgage company are without recourse to the Bank.

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

      Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank provides as a service to its business customers and their employees the choice of dealing with the same loan officer for consumer and business matters. This service has been well received by new business customers and their employees who, in dealing with large holding company banks, have frequently had to deal with a variety of different officers for different types of transactions. Consumer loans outstanding were $20.9 million, $18.9 million and $13.8 million at December 31, 1997, 1996 and 1995, respectively. The increase in 1996 and 1997 resulted from the strong growth of the consumer markets at the branches. The branches have a higher ratio of consumer loans to commercial loans than the main Bank has historically experienced. Management expects that this will continue in the future. The Bank's relationship with AAA of Colorado ("AAA") was terminated by AAA in July 1997. The national office of AAA elected to move all of the individual states' relationships to a central banking relationship, which is provided by a large bank in Pennsylvania. At December 31, 1997, the Bank had $3,497,000 of loans from the previous AAA program. The amount of these loans will decrease as the individual loans are paid off.

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

      Credit Authority and Loan Limits. All loans, credit lines, and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including the indebtedness of any guarantor. All individual or aggregate credits in excess of $100,000 must be preapproved by the Bank's Loan Committee, with certain limited exceptions. The Bank allows certain senior loan officers the flexibility, based on their experience and the individual loan customer they are working with, to advance, without preapproval, up to $50,000 per request, with a limit of $100,000 per twelve-month period, to that customer, even if that customer's aggregate credits are over the $100,000 limit prior to the request. Any advance made under these conditions are then required to be ratified at the next regularly-scheduled Loan Committee meeting. The Loan Committee consists of the Bank's Chairman of the Board, Herman J. Zueck, its President, Jerrold B. Evans, its Executive Vice President of Lending, the outside directors of the Bank, and one loan officer, at the Vice President or higher level, rotated through the committee on a monthly basis. A quorum of the committee is a minimum of four members.

      Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of its unimpaired capital, surplus, undivided profits and loan loss reserve ($2.3 million at December 31, 1997). The Bank utilizes a guidepost "house limit" on loans to any borrower of $1,500,000, which has occasionally been exceeded. The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits. Total loan participations sold as of December 31, 1997 and 1996 were $2,927,000 and $3,073,000, respectively.

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

                                                               December 31,
                                                               ------------
                                          1997         1996         1995        1994      1993
                                          ----         ----         ----        ----      ----
                                                          (Dollars in thousands)

Past due 90 days or more.............  $       -    $        -    $     82   $    121   $     39
Nonaccrual loans.....................         23            14         110        821        504
Restructured loans...................          -             -           -          -          -
                                       ---------    ----------    --------   --------   --------
Total nonperforming loans............         23            14         192        942        543
Other real estate owned..............          -             -           -         83         17
                                       ---------    ----------    --------   --------   --------
    Total nonperforming assets.......  $      23    $       14    $    192   $  1,025   $    560
                                       =========    ==========    ========   ========   ========
Ratio of total nonperforming assets
    to total assets..................      0.01%         0.01%       0.12%      0.70%      0.40%
Ratio of total nonperforming loans
    to total loans...................      0.02%         0.01%       0.24%      1.40%      0.90%
Ratio allowance for loan losses to
    total nonperforming loans........   9239.13%     12528.57%     754.17%    113.70%    185.30%


      Past Due, Nonaccrual and Impaired Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only if all principal has been collected or principal collection is assured. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, unless the loan is well secured, is in the process of being collected and the Bank's Loan Committee has approved maintaining the loan on an accrual basis, which in practice is rarely done. At December 31, 1997, the Company had $23,000 of loans accounted for on a non-accrual basis compared to $14,000 and $110,000 at December 31, 1996 and 1995, respectively.

      Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 1997, 1996 and 1995.

      Impaired loans, which include non-accrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms total $73,000 and $124,000 at December 31, 1997 and 1996, respectively. An allowance for loan loss of $19,000 and $24,000 relates to impaired loans at December 31, 1997 and 1996, respectively. Interest of $8,000 and $12,000 was recognized on average impaired loans of $98,000 and $166,000 for 1997 and 1996, respectively. No interest was recognized on a cash basis on impaired loans during 1997 and 1996.

Other Real Estate Owned. OREO property is carried at the lower of its fair market value less selling costs or the principal balance of the foreclosed loan plus costs of foreclosure and improvements made to such OREO by the Bank. At December 31, 1997, 1996 and 1995, the Company had no OREO.


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

      The following table sets forth information regarding changes in the Company's allowance for loan losses for the periods indicated.


                                                          Years Ended December 31,
                                                          ------------------------
                                            1997        1996        1995       1994       1993
                                            ----        ----        ----       ----       ----
                                                           (Dollars in thousands)

Balance of allowance for loan losses
   at beginning of period..............  $   1,754    $  1,448    $  1,071    $ 1,006    $  1,158
                                         ---------    --------    --------    -------    --------

   Charge-offs:
      Commercial loans.................         13          17          93        133         337
      Real estate -- construction loans          -           -           -         10           -
      Real estate - mortgage loans.....          -           -           -          -           -
      Consumer loans...................         11          12          13         11          20
                                         ---------    --------    --------    -------    --------
   Total charge-offs...................         24          29         106        154         357
                                         ---------    --------    --------    -------    --------

Recoveries:
      Commercial loans.................         35          50         360         21          30
      Real Estate -- construction loans          -           -           -          -           -
      Real Estate - mortgage loans.....          -           -           -          -           -
      Consumer Loans...................          -           -           3          3           5
                                         ---------    --------    --------    -------    --------
   Total Recoveries....................         35          50         363         24          35
                                         ---------    --------    --------    -------    --------
   Net charge-offs (recoveries)........        (11)        (21)       (257)       130         322
                                         ---------    --------    --------    -------    --------
   Provisions for loan losses..........        360         285         120        195         170
                                         ---------    --------    --------    -------    --------
Balance of allowance for loan losses
   at end of period....................  $   2,125    $  1,754    $  1,448    $ 1,071    $  1,006
                                         =========    ========    ========    =======    ========
Ratio of net charge-offs (recoveries)
   to average loans....................     (0.01%)     (0.02%)     (0.35%)     0.22%       0.58%
   Average loans outstanding
      during the period................  $ 113,043    $ 91,586    $ 74,260    $58,967    $ 55,622


      The following table sets forth the allowance for loan losses by loan category, based upon management's assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.


                                                                    December 31,
                        ----------------------------------------------------------------------------------------------
                               1997               1996               1995               1994               1993
                               ----               ----               ----               ----               ----
                                  Loans in           Loans in           Loans in           Loans in           Loans in
                                  category           category           category           category           category
                                    as a               as a               as a               as a               as a
                                    per-               per-               per-               per-               per-
                         Amount   centage   Amount   centage   Amount   centage   Amount   centage   Amount   centage
                           of     of gross    of     of gross    of     of gross    of     of gross    of     of gross
                        allowance  loans   allowance  loans   allowance  loans   allowance  loans   allowance  loans
                        ---------  -----   ---------  -----   ---------  -----   ---------  -----   ---------  -----
                                                                 (Dollars in thousands)


Commercial loans....... $  1,506   70.9%   $  1,293   70.2%   $  1,075   67.0%   $    746   66.7%   $    700   60.8%
Real estate --
   construction loans..      165    7.7%         39    5.7%         48    6.2%         48    6.2%         11    1.9%
Real estate --
   mortgage loans......       95    4.5%        157    5.4%        164    9.8%        193   16.2%        203   27.3%
Consumer loans.........      359   16.9%        265   18.7%        161   17.0%         83   10.9%         92   10.0%
                        --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total............... $  2,125  100.0%   $  1,754  100.0%   $  1,448  100.0%   $  1,070  100.0%   $  1,006  100.0%
                        ========  ======   ========  ======   ========  ======   ========  ======   ========  ======


INVESTMENT ACTIVITIES

      The Company maintains a securities portfolio comprised primarily of U.S. government securities, municipal securities and other investment securities. The Company manages its investment portfolio to (i) maximize safety and soundness,
(ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank's Asset and Liability Management Committee, which is made up of the Bank's Chairman of the Board and Chief Executive Officer, its President, its Executive Vice President and Chief Operations Officer, its Executive Vice President of Lending, its Senior Vice President of Finance, its Senior Vice President of Information Systems, and the Branch Presidents, oversees the Bank's investment portfolio with the assistance of an outside consultant. The Bank uses a measurement known as dollar duration to analyze its exposure to interest rate risk. Dollar duration measures the percentage loss or gain that the portfolio will sustain with each 100 basis point parallel shift in interest rates. In 1996, the Bank modestly increased the dollar duration of its portfolio as interest rates remained relatively steady, and the investments which matured were replaced with new investments with similar yields, but longer maturities. In 1997, the Bank decreased the dollar duration of its portfolio as interest rates remained relatively steady, and the investments which matured were replaced with new investments with similar yield, but shorter maturities. The shorter maturities of these new investments also provide more potential liquidity for the Bank to use in funding its growing loan portfolio. As a result, the Bank has a relatively lower exposure to increased interest rates at this time than at year-end 1996. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

      The table below provides the amortized cost and fair value of the Company's investment securities at each of the dates indicated.

                                                            December 31,
                                 ---------------------------------------------------------------------
                                        1997                   1996                    1995
                                 ---------------------------------------------------------------------
                                 Amortized     Fair     Amortized      Fair     Amortized      Fair
                                   Cost        Value       Cost        Value       Cost        Value
                                   ----        -----       ----        -----       ----        -----
                                                       (Dollars in thousands)
Held to Maturity:
  U.S. government agencies
     and corporations.........    $ 21,990   $ 22,371    $ 18,638    $ 18,717    $ 18,386    $ 18,594
  Obligations of states and
     political subdivisions...       5,939      6,310       5,996       6,253          30          30
                                  --------    -------    --------     -------    --------    --------
                                    27,929     28,681      24,634      24,970      18,416      18,624
                                  --------    -------    --------     -------    --------    --------

Available for Sale:
  U.S. government agencies
     and corporations.........      12,804     12,781      14,227      14,244       9,693       9,893
  U.S. Treasury securities....       6,027      6,070       4,070       4,103       3,998       3,998
  Obligations of states and
     political subdivisions...      16,981     17,330      20,384      20,799      32,843      33,832
  CMO/REMIC...................          --         --          55          55       1,415       1,393
  Commercial Paper............         999        999         703         703       1,708       1,708
                                  --------    -------    --------     -------    --------    --------

                                    36,811     37,180      39,439      39,904      49,657      50,824
                                  --------    -------    --------     -------    --------    --------

  Total.......................    $ 64,740    $65,861    $ 64,073     $64,874    $ 68,073    $ 69,448
                                  ========    =======    ========     =======    ========    ========


    The following table sets forth the securities held by the Company which (other than U.S. government securities) make up more than ten percent of stockholders' equity:


                                                DECEMBER 31, 1997
                                                -----------------
                                         AMORTIZED COST     FAIR VALUE
                                         --------------     ----------
                                             (Dollars in Thousands)

   -None-                               $        -0-        $      -0-
                                        ------------        ----------

   TOTAL                                $        -0-        $      -0-
                                        ============        ==========


   The following tables provide the carrying values, maturities and weighted average yields of the Company's securities portfolio at the dates indicated.

HELD-TO-MATURITY SECURITIES

                                                        December 31, 1997 (1)
                                                        ---------------------
                                               Due after one   Due after five
                                  Due in one   year through    years through   Due after
                                 year or less   five years       ten years     ten years      Total
                                 ------------   ----------       ---------     ---------      -----
                                                       (Dollars in thousands)


U.S. treasury  securities:
  Balance......................  $       -      $       -        $   3,010     $       -     $  3,010
  Weighted average yield.......      0.00%          0.00%            7.10%         0.00%        7.10%
U.S. government securities:
  Balance......................  $       -      $       -        $      -      $       -     $      -
  Weighted average yield.......      0.00%          0.00%            0.00%         0.00%        0.00%
Agency Pools (2):
  Balance......................  $     118      $  10,905        $   2,733     $   5,224     $ 18,980
  Weighted average yield.......      9.00%          7.83%            8.00%         8.07%        7.92%
Municipal securities --
  nontaxable (3):
  Balance......................  $       -      $     349        $     878     $   4,712     $  5,939
  Weighted average yield.......      0.00%          7.15%            6.40%         5.73%        5.92%
Municipal securities --
  taxable:
  Balance......................  $       -      $       -        $       -     $       -     $      -
  Weighted average yield.......      0.00%          0.00%            0.00%         0.00%        0.00%
Total:
  Balance....................... $     118      $  11,254        $   6,621     $   9,936     $ 27,929
  Weighted average yield.......      9.00%          7.81%            7.38%         6.96%        7.41%


(1) Based on contractual maturities and, therefore, do not reflect principal amortization.

(2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

(3)  Yields have been calculated on a full tax-equivalent basis.

AVAILABLE-FOR-SALE SECURITIES

                                                        December 31, 1997 (1)
                                                        ---------------------
                                               Due after one   Due after five
                                  Due in one   year through    years through   Due after
                                 year or less   five years       ten years     ten years      Total
                                 ------------   ----------       ---------     ---------      -----
                                                       (Dollars in thousands)

U.S. treasury  securities:
  Balance....................... $     4,043   $      2,027    $          -    $       -      $   6,070
  Weighted average yield........       7.57%          6.25%           0.00%         0.00%         7.18%
U.S. government securities:
  Balance....................... $     2,701   $          -    $      7,126     $       -     $   9,827
  Weighted average yield........       5.91%          0.00%           7.75%         0.00%         7.23%
Agency Pools (2):
  Balance....................... $         -   $          -    $      2,954    $        -     $   2,954
  Weighted average yield........       0.00%          0.00%           7.00%         0.00%         7.00%
Municipal securities --
  nontaxable (3):
  Balance....................... $       366   $      3,848    $      5,705    $    2,911     $  12,830
  Weighted average yield........       6.18%          4.92%           6.09%         5.73%         5.81%
Municipal securities --
  taxable:
  Balance....................... $         -   $      1,395    $        497    $    2,608     $   4,500
  Weighted average yield:.......       0.00%          6.67%           7.40%         6.76%         6.82%
Commercial paper --
  Balance ...................... $       999   $          -    $          -    $        -     $     999
  Weighted average yield........       5.80%          0.00%           0.00%         0.00%         5.80%
Federal home loan bank stock --
  Balance....................... $       916   $          -    $          -    $        -     $     916
  Weighted average yield........       6.50%          0.00%           0.00%         0.00%         6.50%

Total
  Balance....................... $     9,025   $      7,270    $     16,282    $    5,519     $  38,096
  Weighted average yield........       6.72%          5.63%           7.02%         6.22%         6.62%


(1) Based on contractual maturities and, therefore, do not reflect principal amortization.

(2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

(3)  Yields have been calculated on a full tax-equivalent basis.

      The Company invests in tax-exempt securities to help control taxable income. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments. The Company modestly decreased the size of its tax-exempt portfolio in 1996, but maintained the same level of its investment in 1997 in order to accomplish these goals.


TRUST DEPARTMENT ACTIVITIES

      Although the Bank maintains a trust department for individuals and corporate entities, it currently is engaging in a minimal level of trust activities, consisting primarily of acting as an escrow agent.


SOURCE OF FUNDS

      General. The Bank's primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Although the Bank's deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 1994, the Bank became a member of the Federal Home Loan Bank of Topeka (the "FHLB"). The Bank purchased $373,900 of dividend-bearing stock in the FHLB. In 1995, 1996 and 1997 the Bank increased its holdings of FHLB dividend-bearing stock to $409,000, $494,000, and $916,000, respectively. The FHLB provides the Bank with access to a collateralized credit line of approximately $18.0 million, as well as a source to sell excess federal funds.

      On January 14, 1997, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to the Available for Sale portfolio. The first $5,000,000 enabled management to reduce its current daily purchase of Federal Funds from approximately $8,000,000 to $3,000,000. With the remaining $5,000,000, the Bank purchased approximately $5,000,000 in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5,000,000 in long-term GMNA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5,000,000 at 6.34%, maturing January 14, 1999; and $5,000,000 at 6.50%, maturing January 14, 2000. The loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans.

      Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Bank has not sought brokered deposits and does not currently intend to do so in the future. The Bank had no brokered deposits at December 31, 1997.

     The following table presents the average balances outstanding for each major category of deposits and weighted average interest rates paid for interest-bearing deposits for the periods indicated.



                                                                    Year Ended December 31,
                                                                    -----------------------
                                                   1997                       1996                      1995
                                                   ----                       ----                      ----
                                                        Weighted                   Weighted                  Weighted
                                                         average                    average                   average
                                           Average      interest       Average     interest      Average     interest
                                           balance        rate         balance       rate        balance       rate
                                           -------        ----         -------       ----        -------       ----
                                                                    (Dollars in thousands)


Interest-bearing demand deposits.......  $   72,494       2.89%      $  73,722      2.98%     $  63,633        3.04%
Certificates of deposit................      32,195       5.40%         24,820      5.22%        20,736        5.03%
Savings accounts.......................      10,903       2.61%          9,313      2.64%         8,483        2.77%
Noninterest-bearing demand deposits....      49,438         N/A         43,042        N/A        38,237          N/A
                                         ----------       -----      ---------      -----     ---------        -----
  Total................................  $  165,030       3.57%      $ 150,897      3.46%     $ 131,089        3.46%
                                         ==========       =====      =========      =====     =========        =====


      The following table shows the amount and maturity of CDs that had balances of more than $100,000 at the dates indicated.


                                                                December 31,
                                                                ------------
                                                         1997                 1996
                                                         ----                 ----
                                                           (Dollars in thousands)

CDs over $100,000 with remaining maturity:
  Less than three months........................     $   10,289            $   4,615
  Three to six months..........................           3,156                2,074
  Over six months to one year..................           2,513                3,065
  Over one year................................           4,011                2,177
                                                     ----------            ---------
     Total.....................................      $   19,969            $  11,931
                                                     ==========            =========


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

      Competition has intensified as a result of changes in Colorado banking laws that permit (i) unlimited branching (only limited statewide branching of Colorado-domiciled financial institutions was permitted until January 1, 1997), and (ii) out-of-state holding companies to acquire Colorado-based financial institutions, provided that the laws of the state in which the out-of-state institutions conduct their principal operations similarly permit Colorado-based institutions to acquire financial institutions domiciled in their states. During the past several years, substantial consolidation among financial institutions in Colorado has occurred. Management believes that this consolidation led to substantial account disruption for small and medium-sized businesses which are below the focus threshold for larger banks and which have had their lending relationships at such banks severed. Management further believes that this may lead customers in the Company's market area to seek a relationship with smaller, service-oriented institutions such as the Bank.


EMPLOYEES

      At December 31, 1997, the Company had approximately 101 full-time equivalent employees. In order to effectuate its "staff to management" philosophy, the Company has placed a high priority on staff development. This development involves extensive training (including customer service training) and selective hiring. New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis is placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that its relationship with its employees as a group is good.


SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of the Company and its subsidiaries. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

BANK HOLDING COMPANY REGULATION

      The Company is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. Under the current terms of that Act, activities of the Company, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

      Bank holding companies, such as the Company, are required to file with the Federal Reserve Board certain reports and information and are required to obtain prior approval of the Board to engage in a new activity or to acquire more than 5% of any class of voting stock of any company. Pursuant to the Riegle-Neal Interstate Branching and Efficiency Act of 1994 ("Riegle-Neal Act"), subject to approval by the Federal Reserve Board, bank holding companies are authorized to acquire either control of, or substantial assets of, a bank located outside the bank holding company's home state. These acquisitions are subject to limitations which are mentioned in the discussion on "Interstate Banking" which follows. The Riegle-Neal Act reaffirms the right of states to segregate and tax separately incorporated subsidiaries of a bank or bank holding company. The Riegle-Neal Act also affects interstate branching and mergers.

      The Federal Reserve Board has authorized the acquisition and control by bank holding companies of savings and loan associations and certain other savings institutions without regard to geographic restrictions applicable to acquisition of shares of a bank.

      The Federal Reserve Board is authorized to adopt regulations affecting various aspects of bank holding companies. Pursuant to the general supervisory authority of the Bank Holding Company Act and directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve Board has adopted capital adequacy guidelines prescribing both risk-based capital and leverage ratios.


REGULATORY CAPITAL REQUIREMENTS

      Risk-Based Capital Guidelines. The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier I Capital and Total Capital. Tier I Capital consists of common and qualifying preferred shareholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% (and in some cases up to 100%) of investment in unconsolidated subsidiaries. Total Capital consists of Tier I Capital plus qualifying mandatory convertible debt, perpetual debt, certain hybrid capital instruments, certain preferred stock not qualifying as Tier I Capital, subordinated and other qualifying term debt up to specified limits, and a portion of the allowance for credit losses, less investments in unconsolidated subsidiaries and in other designated subsidiaries or other associated companies at the discretion of the Federal Reserve Board, certain intangible assets, a portion of limited-life capital instruments approaching maturity and reciprocal holdings of banking organizations' capital instruments. The Tier I component must constitute at least 50% of qualifying Total Capital.

      Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1997, the Company's Tier I and Total Capital ratios were 9.91% and 11.18%, respectively.

      The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include
(i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities; and (vii) management's overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization -- risk of loss stemming from movements in market prices -- is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization's capital adequacy) unless trading activities constitute 10 percent or $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organizations designated by the banking regulators must, beginning on or before January 1, 1998, include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the Company and the Bank do not calculate a risk-based capital charge for their market risk.

      Minimum Leverage Ratio. The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier 1 Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

      The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1997, the Company's Tangible Tier I Capital Leverage Ratio was 6.88%.

      Other Issues And Developments Relating To Regulatory Capital. Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1997, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Implementing regulations adopted by the federal banking agencies define the corrective action by the federal banking agencies. A bank may be placed in a capitalization category that is lower than is indicated by its capital position if it receives an unsatisfactory examination rating with respect to certain matters. Failure to meet capital guidelines could subject a bank to a variety of restrictions and enforcement remedies. All insured banks are generally prohibited from making any capital distributions and from paying management fees to persons having control of the bank where such payments would cause the bank to be undercapitalized. Holding companies of significantly undercapitalized, critically undercapitalized and certain undercapitalized banks may be required to obtain the approval of the Federal Reserve Board before paying capital distributions to their shareholders. Moreover, a bank that is not well capitalized is generally subject to various restrictions on "pass through" insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Such banks and their holding companies are also required to obtain regulatory approval prior to their retention of senior executive officers.

      Banks which are classified undercapitalized, significantly undercapitalized or critically undercapitalized are required to submit capital restoration plans satisfactory to their federal banking regulator and guaranteed within stated limits by companies having control of such banks (i.e., to the extent of the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with its capital restoration plan, until the institution is adequately capitalized on average during each of four consecutive calendar quarters), and are subject to regulatory monitoring and various restrictions on their operations and activities, including those upon asset growth, acquisitions, branching and entry into new lines of business and may be required to divest themselves of or liquidate subsidiaries under certain circumstances. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates under certain circumstances. Critically undercapitalized institutions are also prohibited from making payments of principal and interest on debt subordinated to the claims of general creditors as well as to the mandatory appointment of a conservator or receiver within 90 days of becoming critically undercapitalized unless periodic determinations are made by the appropriate federal banking agency, with the concurrence of the FDIC, that forbearance from such action would better protect the affected deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal banking agency with the concurrence of the FDIC, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

      Other Regulatory and Supervisory Issues. Pursuant to FDICIA, the federal banking agencies have adopted regulations or guidelines prescribing standards for safety and soundness of insured banks and in some instances their holding companies, including standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and stock valuation, as well as other operational and managerial standards deemed appropriate by the agencies. Upon a determination by a federal banking agency that an insured bank has failed to satisfy any such standard, the bank will be required to file an acceptable plan to correct the deficiency. If the bank fails to submit or implement an acceptable plan, the federal banking agency may, and in some instances must, issue an order requiring the institution to correct the deficiency, restrict its asset growth or increase its ratio of tangible equity to assets, or imposing other operating restrictions.

      FDICIA also contains provisions which, among other things, restrict investments and activities as principal by state nonmember banks to those eligible for national banks, impose limitations on deposit account balance determinations for the purpose of the calculation of interest, and require the federal banking regulators to prescribe, implement or modify standards for extensions of credit secured by liens on interests in real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, exposure on interbank liabilities, contractual arrangements under which institutions receive goods, products or services, deposit account-related disclosures and advertising as well as to impose restrictions on federal reserve discount window advances for certain institutions and to require that insured depository institutions generally be examined on-site by federal or state personnel at least once every 12 months.

      In connection with an institutional failure or FDIC rescue of a financial institution, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") grants to the FDIC the right, in many situations, to charge its actual or anticipated losses against commonly controlled depository institution affiliates of the failed or rescued institution (although not against a bank holding company itself).

      The Community Reinvestment Act (CRA) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed. Corporate applications to expand branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and its subsidiaries have been deemed by regulators in the past to be adequately serving its communities.

      The nature of the banking and financial services industry, as well as banking regulation, may be further affected by various legislative and regulatory measures currently under consideration. The most important of such measures include legislation designed to permit increased affiliations between commercial and financial firms (including securities firms) and federally-insured banks, reduce regulatory burdens on financial institutions, and eliminate or revise the features of the specialized savings association charter. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what the effect of their adoption will be on the Company and the Bank.

      There are many other regulations requiring detailed compliance procedures which increase costs and require additional time commitments of employees. Regulators and the Congress continue to put in place rules and laws to protect consumers, which have a cumulative additional impact on the cost of doing business. At this point, management cannot completely assess how earnings might be affected by these consumer laws.


DEPOSIT INSURANCE ASSESSMENTS

     The insured Bank is required to make quarterly deposit insurance assessment payments to the Bank Insurance Fund ("BIF"), and most savings associations to the Savings Associations Insurance Fund ("SAIF"), under a risk-based assessment system established by the FDIC. (In addition, certain banks must also pay deposit insurance assessments to the SAIF and certain savings associations, to the BIF alone or to both funds; the Bank is responsible for deposit insurance assessments to the BIF alone.) Under this system, each institution's insurance assessment rate is determined by the risk assessment classification into which it has been placed by the FDIC. The FDIC places each insured institution in one of nine risk assessment classifications based upon its level of capital and supervisory evaluations by its regulators: "well capitalized," "adequately capitalized" or "less than adequately capitalized" institutions, with each category of institution divided into subcategories of institutions which are either "healthy," of "supervisory concern" or of "substantial supervisory concern." Those institutions deemed weakest by the FDIC are subject to the highest assessment rates; those deemed strongest are subject to the lowest assessment rates. The FDIC establishes semi-annual assessment rates with the objective of enabling the affected insurance fund to achieve or maintain a statutorily-mandated target reserve ratio of 1.25% of insured deposits. In establishing assessment rates, the FDIC Board of Directors is required to consider (i) expected operating expenses, case resolution expenditures and income of the FDIC; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it.

      Both BIF - and SAIF - assessable deposits are subject to an assessment schedule providing for an assessment range of 0% to .27% (with intermediate rates of .03%, .10%, .17%, and .24%, depending upon an institution's supervisory risk group). Both BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors within a range of up to five basis points without public comment. The FDIC Board of Directors also possesses authority to impose special assessments from time to time.

     In addition to the payment of deposit insurance assessments, depository institutions are required to make quarterly assessment payments to the FDIC on both their BIF and SAIF assessable deposits which will be paid to the Financing Corporation created pursuant to FIRREA to enable it to pay interest and certain other expenses on bonds which it issued pursuant to FIRREA to facilitate the resolution of failed savings associations. Pursuant to the Federal Home Loan Bank Act, the Financing Corporation, with the approval of the FDIC Board of Directors, establishes assessment rates based upon estimates of (i) expected operating expenses, case resolution expenditures and income of the Financing Corporation; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it. Additionally, the Financing Corporation is required to assess BIF-assessable deposits at a rate one-fifth the rate applicable to SAIF-assessable deposits until the first to occur of the merger of the BIF and SAIF funds or January 1, 2000. Assessment rates for the first semi-annual period of 1997 have been set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits.


INTERSTATE BANKING

      Existing laws and various regulatory developments have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions have expanded their out-of-state activities and various states and the Congress have enacted legislation intended to allow certain interstate banking combinations.

      The Riegle-Neal Act dramatically affects interstate banking activities. As discussed previously, the Riegle-Neal Act allows the Federal Reserve Board to approve the acquisition by a bank holding company of control or substantial assets of a bank located outside the bank holding company's home state. An insured bank may apply to the appropriate federal agency for permission to merge with an out-of-state bank and convert its offices into branches of the resulting bank. States retain the option to prohibit out-of-state mergers if they enacted a statute specifically barring such mergers before June 1, 1997, and such law applies equally to all out-of-state banks.

      Interstate mergers authorized by the Riegle-Neal Act are subject to conditions and requirements, the most significant of which include adequate capitalization and management of the acquiring bank or bank holding company, existence of the acquired bank for up to five years before purchase where required under state law, existence of state laws that condition acquisitions on institutions making assets available to a "state-sponsored housing entity," and limitations on control by the acquiring bank holding company of not more than 10% of the total amount of deposits in insured depository institutions in the United States or not more than 30% of the deposits in insured depository institutions within that state. States may impose lower deposit concentration limits, so long as those limits apply to all bank holding companies equally. Additional requirements placed on mergers include conformity with state law branching requirements and compliance with "host state" merger filing requirements to the extent that those requirements do not discriminate against out-of-state banks or out-of-state bank holding companies.

      The Riegle-Neal Act also permits banks to establish and operate a "de novo branch" in any state that expressly permits all out-of-state banks to establish de novo branches in such state, if the law applies equally to all banks. (A "de novo branch" is a branch office of a national bank or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger, or consolidation.) Utilization of this authority is conditioned upon satisfaction of most of the conditions applicable to interstate mergers under the Riegle-Neal Act, including adequate capitalization and management of the branching institution, satisfaction with certain filing and notice requirements imposed under state law and receipt of federal regulatory approvals.


THE BANK

      The Bank is a Colorado banking corporation, the deposits of which are insured by the FDIC, and are subject to supervision and regulation by the Federal Deposit Insurance Corporation and the Colorado Division of Banking. No Colorado bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation does not now affect the Bank, since it is not presently involved in the types of transactions covered by this limitation.

      Dividends paid by the Bank provide substantially all of the cash flow of the Company. Under Colorado law and Federal Deposit Insurance Corporation policies, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits for the preceding two years. In addition, a bank cannot pay a dividend if it will cause the bank to be "undercapitalized."

      The Federal Deposit Insurance Corporation periodically examines and evaluates state-chartered banks that are not members of the Federal Reserve System. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets. The Colorado Division of Banking also conducts examinations of state-chartered banks. The Colorado Division of Banking may accept the results of a federal examination in lieu of conducting an independent examination. The Colorado Division of Banking also has the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

EFFECT ON ECONOMIC ENVIRONMENT

      The policies of regulatory authorities, including the monetary policy of the Board of Governors, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Board of Governors to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, imposing or changing reserve requirements against member bank deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rate charged on loans or paid on deposits.

      The Board of Governors= monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.


ITEM 2.     PROPERTIES

      The Bank leases space in a six-story office building in Denver, Colorado, with approximately 21,279 rentable square feet. This space houses the Bank's loan and teller facilities, new accounts personnel, safe deposit facilities, the trust department and administrative offices. The Bank also leases a 1,723 square-foot detached facility located one block from the Bank's main offices, which is used for drive-up and walk-in customer services. In addition, the Bank leases 2,220 square feet of space in an adjacent building which is used for storage and an employees' lounge. The lease provides the Bank with parking rights for use by the Bank's customers. The foregoing leases run for a term of ten years from July 2, 1994, renewable at the Bank's option for two additional terms of five years each. Effective June 1, 1996, the Bank leased 2,347 additional square feet in the six-story office building, renewable on an annual basis. The space is occupied by the Bank's Real Estate/Construction Loan Department. Effective July 1, 1997, this lease agreement was amended to be concurrent with the same terms of the Bank's original lease agreement dated July 2, 1994. The Bank leases all of the above space at an average of approximately $10.15 per square foot.

      The Company expanded its operations in July, 1994 through the opening of a full-service branch in the Lakeside area of metropolitan Denver. The branch occupies a two-story office building with approximately 8,325 square feet. The building houses the branch's operations and the Bank's data processing operations. The original lease expires on July 31, 2004 and is renewable for two additional terms of five years each. Due to the growth of the data processing operations on August 15, 1996, the Bank leased 1,474 additional square feet on the second floor. The addendum to the original lease expires August 14, 2001 and is renewable at the Bank's option for three additional years. As a result of continued growth, effective December 1, 1997, the Bank leased an additional 1,320 square feet on the second floor in order to relocate the Bank's customer service department. The Bank leases this space at approximately $12.84 per square foot, renewable on an annual basis. The Bank leases this building at approximately $12.66 per square foot, with rental subject to annual per square foot escalation.

      The Company again expanded its operations in March, 1995 by leasing a 3,917 square-foot building to house a branch in the University Hills area of metropolitan Denver. The lease expires on March 31, 2005 and is renewable at the Bank's option for two additional terms of five years. The Bank leases this building at approximately $12.94 per square foot.

      On December 4, 1995, the Company opened its third branch, this one in the Lakewood area of metropolitan Denver. The Bank leased space in a three-story building with approximately 3,955 rentable square feet, along with a separate drive-up facility with two stalls and a control booth. The lease runs through October 31, 2005, renewable at the Bank's option for two additional terms of five years each. The Bank leases the building space and drive-up facility at approximately $18.75 per square foot.

      In connection with the establishment of a fourth branch, which is scheduled to open in May 1998, the Company is leasing a single-story building with 5,157 square feet in the Littleton area of metropolitan Denver. The branch will initially occupy approximately 2,900 square feet; the Bank has plans to sublease a remaining 2,257 square feet in the building, preferably on a short-term basis, to accommodate future growth. The lease runs for a term of ten years from February 4, 1998, renewable for two additional terms of five years. The Bank leases this building at approximately $9.00 per square foot, with rental subject to bi-annual per square foot escalation.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock



                               1997                        1996
                     ---------------------     -----------------------
                       High         Low          High           Low
                       ----         ---          ----           ---

First Quarter        $17.500      $15.250      $11.750        $10.500
Second Quarter       $17.250      $15.500      $12.750        $10.750
Third Quarter        $28.750      $16.375      $17.000        $12.375
Fourth Quarter       $28.500      $22.625      $17.375        $14.250


                                                     1998
                                          --------------------------
                                              High           Low
                                              ----           ---

First Quarter (to March 24, 1998)           $ 28.50       $ 23.00


      Union Bankshares' common stock has been traded on the NASDAQ National Market System ("NASDAQ-NMS") stock market since March 1993 under the symbol "UBSC". The above prices represent closing sale prices on the NASDAQ-NMS. As of March 24, 1998, there were 91 shareholders of record and approximately 667 beneficial shareholders.

      On November 23, 1997, the NASDAQ-NMS and the Securities and Exchange Commission approved changes to the listing and maintenance standards required to be met for companies listed on the NASDAQ-NMS. Under the revised maintenance requirements, the Company's qualification for continued listing effective beginning on February 23, 1998, requires that (i) the Company maintain at least $4.0 million in net tangible assets, (ii) the minimum bid price of Company Common Stock be at least $1.00 per share, (iii) there be at least 750,000 shares held by nonaffiliates of the Company (i.e., in the public float), (iv) the market value of the public float be at least $5.0 million, (v) the Common Stock have at least two active market makers and (vi) the Common Stock be held by at least 400 round lot holders.

      The Company was notified in a letter dated February 26, 1998, that it did not meet the requirement that there be at least 750,000 shares in the public float. If the Company is unable to satisfy the NASDAQ-NMS maintenance requirements, the Company's Common Stock may be delisted from the NASDAQ-NMS which may be expected to have a negative effect on the marketability and liquidity of the Common Stock. The Board of Directors has considered several alternative remedial actions in order for the Company to come into compliance with the revised maintenance standards and to maintain its listing on the NASDAQ-NMS and has decided to conduct a two-for-one stock split in the form of a stock dividend (the "Stock Split"). The effect of this action would be to increase the number of shares of Common Stock held by nonaffiliates of the Company to a number over the 750,000 share requirement for continued listing. The Company anticipates consummating the Stock Split on or about May 27, 1998, following approval of the Stock Split by the Company's stockholders at the 1998 Annual Meeting of Stockholders. If the NASDAQ-NMS requires the Company to meet the revised public float requirements before such date, the Company intends to take such steps as may be necessary to consummate the Stock Split immediately and maintain the listing of the Company's Common Stock on the NASDAQ-NMS.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's Consolidated Financial Statements show its financial condition and information on a consolidated basis. The Bank is the only operating unit of the Company. The differences between the Company's financial condition and results of operations and those of the Bank have historically consisted primarily of the $10 million loan obtained by the Company upon the acquisition of the Bank (the "Acquisition Loan"), the $6.9 million in 8.3% convertible notes due 2003 (the "Convertible Notes") issued as part of the Company's initial public offering in 1993 and principal and interest payments thereon, the $4.0 million loan obtained in March 1996 in connection with the redemption of the remaining Convertible Notes outstanding, and the amortization of the values assigned to the Bank's core deposits and goodwill in the acquisition of the Bank. In 1993, the Company began amortizing the remaining goodwill relating to the acquisition at the rate of approximately $226,000 per year through 2009.

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

      The Company has opened three branches since July 1994 and is currently in the process of opening a fourth branch which is expected to open in May 1998. As expected, the first three branches have all experienced greater expenses than income during the early stages of operations. As the deposit and loan balances have grown, however, the monthly net losses have become smaller. During the last quarter of 1996 and all of 1997, each of the first three branches had an excess of income over direct costs. The Company expects the new fourth branch to have similar performance.


NET INTEREST INCOME

      For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 1997, 1996 and 1995, average interest-earning assets were $181.5 million, $157.5 million, and $137.9 million, respectively. During these same periods, net interest margin, computed on a full tax equivalent basis, was 6.25%, 6.29% and 6.35%, respectively. See "Results of Operations."

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

                                                                       Year Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                              1997                                1996                            1995
                                              ----                                ----                            ----
                                             Interest    Average                 Interest   Average               Interest   Average
                                   Average   earned or   yield or    Average     earned or  yield or   Average   earned or  yield or
                                balance/(1)/   paid        cost    balance/(1)/    paid       cost   balance/1)/   paid       cost
                                -------------  ----        ----    ------------    ----       ----   -----------   ----       ----
                                                                         (Dollars in thousands)
ASSETS
Loans:
  Commercial loans.............   $ 79,626  $ 8,041     10.10%     $ 61,684     $ 6,359    10.31%    $ 50,109   $ 5,503    10.98%
  Real estate mortgage.........      4,892      465      9.51%        6,917         681     9.85%       9,235       969    10.50%
  Real estate construction.....      8,251    1,050     12.73%        7,296         889    12.18%       5,311       681    12.82%
  Consumer loans...............     20,274    1,892      9.33%       15,689       1,475     9.40%       9,605       915     9.53%
                                 ---------  -------      -----    ---------     -------    ------   ---------   -------     -----
     Total loans...............    113,043   11,448     10.13%       91,586       9,404    10.27%      74,260     8,068    10.86%
Allowance for loan loss........     (1,934)                          (1,569)                           (1,335)
Securities:
  U.S. Government..............     41,479    2,887      6.96%       33,222       2,215     6.67%      32,502     2,169     6.67%
  Municipal -- nontaxable......     17,250    1,479      8.58%       21,065       1,753     8.34%      17,293     1,507     8.74%
  Municipal -- taxable.........      5,561      416      7.48%        8,337         571     6.85%       9,489       608     6.40%
                                 ---------  -------      -----    ---------     -------    ------   ---------   -------     -----
     Total securities..........     64,290    4,782      7.44%       62,624       4,539     7.25%      59,284     4,284     7.23%
Interest-bearing deposits in
 other banks...................          -        -      0.00%            -           -     0.00%           -         -     0.00%
Federal funds sold.............      4,134      226      5.47%        3,259         177     5.34%       4,364       250     5.72%
                                 ---------  -------      -----    ---------     -------    ------   ---------   -------     -----
     Total interest-earning
       assets..................    181,467   16,456      9.07%      157,469      14,120     8.97%     137,908    12,602     9.14%
Noninterest-earning assets:
  Excess of investment in
   subsidiary over net assets
   acquired....................      2,841                            3,067                             3,284
  Other assets.................     15,138                           14,345                            13,320
                                 ---------                        ---------                         ---------
     Total noninterest-earning
      assets...................     17,979                           17,412                            16,604
                                 ---------                        ---------                         ---------
     Total assets..............  $ 197,512                        $ 173,312                         $ 153,177
                                 =========                        =========                         =========


                                                                       Year Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                              1997                                1996                            1995
                                              ----                                ----                            ----

                                             Interest    Average                 Interest   Average               Interest   Average
                                   Average   earned or   yield or    Average     earned or  yield or   Average   earned or  yield or
                                balance/(1)/   paid        cost    balance/(1)/    paid       cost   balance/1)/   paid       cost
                                -------------  ----        ----    ------------    ----       ----   -----------   ----       ----
                                                                         (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
  Interest-bearing demand
    accounts..................    $ 72,494  $ 2,096      2.89%     $ 73,722     $ 2,195     2.98%    $ 63,634   $  1,933    3.04%
  Certificates of deposit.....      32,195    1,740      5.40%       24,820       1,295     5.22%      20,736      1,044    5.03%
  Savings accounts ...........      10,903      285      2.61%        9,313         246     2.64%       8,483        235    2.77%
                                 ---------  -------      -----    ---------     -------     -----   ---------    -------    -----
     Total interest-bearing
       accounts...............     115,592    4,121      3.57%      107,855       3,736     3.46%      92,853      3,212    3.46%
  Notes payable...............      12,825      887      6.92%        4,602         385     8.34%       6,541        543    8.30%
  Federal funds purchased.....       1,943      110      5.66%        1,991          91     4.57%       1,499         90    6.00%
                                 ---------  -------      -----    ---------     -------     -----   ---------    -------    -----
     Total interest-bearing
       liabilities............     130,360    5,118      3.93%      114,448       4,212     3.68%     100,893      3,845    3.81%
                                            -------                             -------                          -------
  Noninterest-bearing demand
    accounts..................      49,438                           43,042                            38,237
                                 ---------                        ---------                            ------
     Total deposits and
        interest-bearing
        liabilities...........     179,798                          157,490                           139,130
  Other noninterest-bearing
    liabilities...............         865                              745                               833
                                 ---------                        ---------                         ---------
    Total liabilities.........     180,663                          158,235                           139,963
Stockholders' equity..........      16,849                           15,077                            13,214
                                 ---------                        ---------                         ---------
    Total liabilities and
      stockholders' equity ...    $197,512                        $ 173,312                         $ 153,177
                                 =========                        =========                         =========
Net interest income...........              $11,338                             $ 9,908                         $  8,757
                                            =======                             =======                         ========
Net interest spread...........                           5.14%                              5.29%                           5.33%
                                                         =====                              =====                           =====
Net interest margin...........                           6.25%                              6.29%                           6.35%
                                                         =====                              =====                           =====
Ratio of average interest-
   earning assets to average
   total deposits and interest-
   bearing liabilities........                         100.93%                             99.99%                          99.12%
                                                       =======                             ======                          ======
Return on average assets......                           1.08%                              0.91%                           0.80%
                                                         =====                              =====                           =====
Return on average equity......                          12.68%                             10.44%                           9.28%
                                                        ======                             ======                           =====
Dividend payout ratio.........                           0.00%                              0.00%                           0.00%
                                                         =====                              =====                           =====
Ratio of average equity to
  average assets..............                           8.53%                              8.70%                           8.63%
                                                         =====                              =====                           =====

-------------------------

/(1)/ Average balances are based on daily averages and include nonaccrual loans.
      Loan fees are included in interest income as follows: 1997 -- $602,000; 1996 -- $589,000; 1995 -- $474,000.

     The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate on a full tax equivalent basis. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the change due to volume and the change due to interest rate.


                                            Year Ended December 31, 1997        Year Ended December 31, 1996
                                                         vs.                                 vs.
                                             Year Ended December 31, 1996       Year Ended December 31, 1995
                                                 Increase (decrease)                 Increase (decrease)
                                               in net interest income              in net interest income
                                              due to changes in /1)/               due to change in (1)
                                        ----------------------------------   ---------------------------------
                                           Volume       Rate        Total       Volume       Rate       Total
                                           ------       ----        -----       ------       ----       -----
                                                                  (Dollars in thousands)

INTEREST-EARNING ASSETS
Loans:
  Commercial Loans.....................   $  1,849      $ (167)    $ 1,682      $ 1,271     $ (415)    $   856
  Real estate -- mortgage..............       (199)        (17)       (216)        (243)       (45)       (288)
  Real estate construction.............        116          45         161          255        (47)        208
  Consumer loans.......................        431         (14)        417          580        (20)        560
                                          --------      ------     -------      -------     ------     --------
     Total loans.......................      2,197        (153)      2,044        1,863       (527)      1,336
Securities:
  U.S. government securities...........        551         121         672           48         (2)         46
  Municipal -- nontaxable..............       (315)         42        (273)         330        (84)        246
  Municipal -- taxable.................       (190)         35        (155)         (74)        37         (37)
                                          --------      ------     -------      -------     ------     --------
     Total securities..................         46         198         244          304        (49)        255
Federal funds sold.....................         43           6          49          (63)       (10)        (73)
                                          --------      ------     -------      -------     ------     --------
     Total interest-earning assets.....      2,286          51       2,337        2,104       (586)      1,518
                                          --------      ------     -------      -------     ------     --------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits.....        (37)        (61)        (98)         306        (44)        262
  Certificates of deposit..............        385          60         445          206         45         251
  Savings deposits.....................         42          (3)         39           23        (12)         11
                                          --------      ------     -------      -------     ------     --------
     Total interest-bearing accounts...        390          (4)        386          535        (11)        524
Notes payable..........................        686        (184)        502         (160)         2        (158)
Federal funds purchased................         (2)         21          19           30        (29)          1
                                          --------      ------     -------      -------     ------     --------
     Total interest-bearing
       liabilities.....................      1,074        (167)        907          405        (38)        367
                                          --------      ------     -------      -------     ------     --------
     Total increase (decrease) in net
       interest income.................   $  1,212       $ 218     $ 1,430      $ 1,699     $ (548)      $1,151
                                          ========      ======     =======      =======     ======     ========

------------
/(1)/ This table is calculated on a full tax-equivalent basis.


MARKET RISK MANAGEMENT

     Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk as discussed below. See "Asset/Liability Management." Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 18 of Notes to Consolidated Financial Statements.


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

      The securities designated as available for sale generally are more liquid and have a shorter term than those designated as held to maturity. In connection with the preparation of its Consolidated Financial Statements, the Company has designated securities with a cost of $37,180,000 as available for sale. These securities are to be available for sale to assist management in providing an adequate asset/liability and liquidity management program for the Bank. Securities designated as held to maturity typically have less liquidity and also have less call protection than those held for sale.

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

      In order to control interest rate risk in a rising interest rate environment, or when management believes there is a significant risk of rising interest rates, management's philosophy is generally to reduce the dollar duration of the investment portfolio in order to achieve a more asset sensitive position, thereby allowing quicker repricings and maximizing net interest margin. Conversely, in a declining interest rate environment, management's philosophy is to increase the dollar duration of the investment portfolio, thereby becoming more liability sensitive. Management would ideally take steps to increase dollar duration at the time of a peak in interest rates or during the stabilization period prior to the anticipated decline of rates. This strategy provides that rates on the investments are locked in at higher levels and enhances the effect on net interest margin. The Bank decreases the dollar duration of its investment portfolio by taking steps to increase the coupon rate and decrease the average life (the period for which a security is actually held as opposed to its stated maturity) of the securities held in the portfolio. The Bank increases the dollar duration of its investment portfolio by taking steps to decrease the coupon rate and increase the average life of the securities held in the portfolio.

      The Bank anticipates that the Federal Reserve Board will not encourage any substantial change in interest rates in 1998. As of December 31, 1997, the dollar duration of the investment portfolio was 3.20 compared to 4.00 at December 31, 1996. The decrease in dollar duration during 1997 reflects Management's decision to replace investments which matured with investments that had similar yields, but shorter maturities due to stable interest rates in 1997. The decision resulted in decreasing the dollar duration of the portfolio, and increasing the gross yield on the portfolio from 7.25% to 7.44%. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

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

      The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997. The amounts in the table are derived from internal data from the Company. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this Form 10-KSB that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.



                                                                       December 31, 1997
                                                                Estimated maturity of repricing

                                                    Less than      Three months    One year to   Over five
                                                   three months     to one year     five years      years        Total
                                                   ------------     -----------     ----------      -----        -----

Interest-earning assets:
  Fixed rate loans............................      $  3,320        $  7,353         $  14,815     $ 3,634    $ 29,122
  Floating rate loans.........................        78,064           1,881             7,528       6,189      93,662
  Investment securities.......................         2,495          14,148            19,199      29,267      65,109
  FHLB stock..................................           916               -                 -           -         916
  Federal funds sold..........................        11,400               -                 -           -      11,400
                                                    --------        --------         ---------     -------    --------
       Total interest-earning assets..........        96,195          23,382            41,542      39,090     200,209
Interest-bearing liabilities:
  Interest-bearing demand deposits............        18,921               -                 -           -      18,921
  Money market deposits.......................        65,074               -                 -           -      65,074
  Certificates of deposit
    under $100,000............................         4,332           8,414             2,952       2,057      17,755
  Certificates of deposit
    over $100,000.............................        10,289           5,669             2,507       1,504      19,969
  Savings deposits............................        10,798               -                 -           -      10,798
  Notes payable...............................             -          10,000                 -       2,000      12,000
  Federal funds purchased.....................             -               -                 -           -           -
                                                    --------        --------         ---------     -------    --------
     Total interest-bearing liabilities.......       109,414          24,083             5,459       5,561     144,517
                                                    --------        --------         ---------     -------    --------
Interest rate gap.............................       (13,219)           (701)           36,083      33,529      55,692
                                                    ========        ========         =========     =======    ========
Cumulative interest rate gap..................       (13,219)        (13,920)           22,163      55,692
                                                    ========        ========         =========     =======
Cumulative interest rate gap
    to total assets...........................        (5.96%)         (6.28%)           10.00%      25.12%
                                                      ======          ======            ======      ======
Total consolidated assets.....................      $221,692
                                                    ========


      The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Management estimates that approximately $14 million of loans maturing during the year ending December 31, 1998 will actually be paid off in cash during that period.



                                                                 December 31, 1997
                                          --------------------------------------------------------------
                                             Less than        One to          Over five
                                             one year       five years          years           Total
                                             --------       ----------          -----           -----
                                                              (Dollars in thousands)


Commercial loans........................   $   65,659       $   13,975      $    8,295       $  87,929
Real estate -- construction loans.......        9,625                -               -           9,625
Real estate -- mortgage loans...........        3,347              316             634           4,297
Consumer loans..........................       11,988            8,051             894          20,933
                                           ----------       ----------      ----------       ---------
  Total.................................   $   90,619       $   22,342      $    9,823       $ 122,784
                                           ==========       ==========      ==========       =========
Fixed rate loans........................                    $   14,815      $    3,634
Floating rate loans.....................                         7,527           6,189
                                                            ----------      ----------
  Total.................................                    $   22,342      $    9,823
                                                            ==========      ==========


RESULTS OF OPERATIONS

  Years ended December 31, 1997 and 1996

      Overview. Net income increased $563,000 for 1997 to $2,136,000 from $1,573,000, primarily as a result of a $1,528,000 increase in net interest income. The positive change in net interest income was partially offset by a decrease in gain on sale of securities of $61,000 and an $837,000 increase in noninterest expense. Return on average assets and return on average equity were 1.08% and 12.68%, respectively, for 1997, compared to .91% and 10.44%, respectively, for 1996.

      Interest Income. Interest income increased $2,434,000 to $15,960,000 for 1997 from $13,526,000 for 1996. In 1997, interest income from loans increased $2,044,000, interest income on securities increased $341,000 and interest income on federal funds sold increased $49,000. This increase in interest income from loans was primarily due to the increase in the size of the loan portfolio, as the interest rates were relatively stable in 1997, compared to 1996.

      Interest Expense. Interest expense increased $906,000 to $5,118,000 for 1997 from $4,212,000 in 1996. Interest expense on interest-bearing deposits increased $385,000, interest expense on federal funds purchased increased $19,000, and interest expense on the notes payable increased $502,000 in 1997. The increase in interest expense on interest-bearing deposits was primarily due to greater deposit volume in 1997 as the rates paid on interest-bearing deposits was relatively unchanged between 1996 and 1997. The increase in interest expense on the notes payable was due to the $10.0 million increase in notes payable to the FHLB, offset by the $1.5 million reduction of the NationsBank note.

      Net Interest Income. Net interest income increased $1,528,000 to $10,842,000 for 1997 from $9,314,000 for 1996. During 1997, average loans outstanding increased $21,457,000, average securities owned increased $1,666,000 and the net interest spread decreased from 5.29% for 1996 to 5.14% for 1997. The increase in net interest income resulted primarily from the Bank's ability to increase the percentage of its assets employed in its loan portfolio.

     Noninterest Income. Noninterest income decreased $79,000 to $958,000 for 1997 from $1,037,000 for 1996. This decrease is primarily due to a $61,000 decrease in gains on sale of investment securities.

      Noninterest Expense. Noninterest expense increased $837,000 to $8,453,000 for 1997 from $7,616,000 for 1996. This increase is a net result of the following factors: (i) salary/benefit expense increased $483,000, primarily due to increased staffing (at the Bank and the three branches) and yearly salary increases; and (ii) other operating expenses increased $345,000, primarily as a result of an $56,000 increase in advertising and marketing expense, a $157,000 increase in legal fees, primarily due to expenses on a problem credit, and the absence of a $100,000 accrual reversal of a 1995 claim made against the Company, which was settled favorably in February, 1996.

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


PROVISION FOR LOAN LOSSES

     The Company's provisions for loan losses in the years ended December 31, 1997, 1996 and 1995 were $360,000, $285,000, and $120,000, respectively. See
"Item 1 - Business -- Analysis of Allowance for Loan Losses."


INCOME TAXES

      The Company's income tax expense for the years ended December 31, 1997, 1996 and 1995 was $851,000, $339,000 (which is net of the $201,000 tax effect of the extraordinary item), and $297,000, respectively. The Company's effective tax rate typically differs from the expected 34% enacted tax rate due to interest income received on tax-exempt securities, which is partially offset by the amortization of excess of investment in subsidiary over net assets acquired.

LIQUIDITY AND SOURCES OF FUNDS

      The Company's primary sources of funds are customer deposits, sales and maturities of investment securities and loan repayments. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. During the year ended December 31, 1997, deposits increased to $190,076,000 from $156,409,000 and $140,175,000 at December 31,
1996 and 1995, respectively. None of the deposits at December 31, 1997, 1996 or 1995 were brokered deposits. Management believes that the increases in deposits in 1996 and 1997 were the result of (i) recent bank acquisition activity in Colorado which has improved the Bank's opportunities to attract new business from customers in its small and medium-sized business focus area; (ii) continued success of the Bank's Officer Call Program; (iii) referrals from existing customers, and (iv) the successful opening of the Bank's three new branches and the resulting increase in new customers at each branch. See "Item 1 - Business -- Operating Strategy" and "-- Growth Strategy." At December 31, 1997, net loans were $120,659,000 compared to $98,978,000 and $79,864,000 at December 31, 1996 and 1995, respectively. The Company's Acquisition Loan was renewed on January 1, 1993, and was paid off on March 17, 1993 with the proceeds from the sale of Convertible Notes in the Offering. The Convertible Notes required semi-annual interest only payments, with no principal due until maturity at March 17, 2003. On March 1, 1996, the Company exercised the optional redemption provision of the Convertible Notes. On the redemption date, April 1, 1996, the Company paid 101% of the principal amount of each Convertible Note redeemed, plus accrued and unpaid interest. Prior to 5:00 p.m. on the redemption date holders of the Convertible Notes had the right to convert the Convertible Notes into the Company's common stock at a rate of 78.68 shares for each $1,000 principal amount of Convertible Notes (a conversion price of $12.71 per share). There were $6,512,000 in principal amount of Convertible Notes outstanding and all except $26,000 were tendered for redemption. The Company entered into a loan agreement (the "Loan Agreement") with NationsBank, formerly Boatmen's First National Bank of Kansas City ("Boatmen's"), to borrow up to $4,000,000 to fund the redemption. The remainder of the funds needed to pay off the Convertible Notes was taken from the investments which the Company held in its available for sale portfolio.

      The Loan Agreement provides for interest on outstanding amounts to be payable at NationsBank's corporate base rate, which is currently 8.50%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.

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

In the event the Bank does not meet any of these criteria calculated as of December 31 of each year and based on its financial statements, the Company will have 90 days from the delivery of the financial statements to cure the situation. The Bank was in compliance with each of the foregoing at December 31, 1997 and the loan was extended for an additional year.

      The loan is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.

      The Company also successfully negotiated with NationsBank for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest would be due quarterly. There is currently no amount outstanding under this line of credit.

      Management anticipates that the Company will continue to rely primarily on customer deposits, sales and maturities of investment securities, loan sales, and loan repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits, many of which are held as compensating balances under long-standing loan relationships. As a secondary source of funds, management uses federal funds and its membership in the FHLB. See "Item 1 Business -- Source of Funds."


CAPITAL RESOURCES

      The Company's total stockholders' equity increased to $18,222,000 at December 31, 1997 from $16,032,000 at December 31, 1996. This increase is a result of an increase in retained earnings of $2,136,000 relating to 1997 net income, an increase in common stock surplus of $25,000 relating to issuance of stock to the outside Directors in lieu of their annual retainer and $124,000 relating to the exercise of stock options, offset by a decrease in unrealized gains on investment securities available for sale of $95,000, due to the adoption of FAS 115 on January 1, 1995, as discussed below at "- New Accounting Principles." At December 31, 1997, stockholders' equity was 8.2% of total assets, compared to 8.8% of total assets at December 31, 1996. Management presently intends to retain earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

      Federal Reserve Board and FDIC guidelines call for a 4% Tier 1 capital to risk-weighted assets ratio, 8% total capital to risk-weighted assets ratio, and a 5% leverage ratio. See "Item 1 - Business - Government Regulation -- The Company -- Capital Adequacy" and "-- The Bank -- Capital Adequacy." The Company and the Bank currently exceed the applicable regulatory capital requirements. The Company contributed $500,000 of the net proceeds of the offering to the Bank to enhance its regulatory capital levels to support continued asset growth. The following table sets forth the Company's and the Bank's capital ratios at December 31, 1997.


                                                      December 31, 1997
                                                      -----------------
                                                   (Dollars in thousands)

Company
     Tier 1 Capital...........................             $   15,249
     Total Capital...........................                  17,208
     Risk-Weighted Assets.....................                153,856
     Tier 1 Capital to Risk-Weighted Assets...                  9.91%
     Total Capital to Risk-Weighted Assets....                 11.18%
     Leverage Ratio...........................                  6.88%

Bank
     Tier 1 Capital...........................             $   13,504
     Total Capital............................                 15,415
     Risk-Weighted Assets.....................                152,703
     Tier 1 Capital to Risk-Weighted Assets...                  8.84%
     Total Capital to Risk-Weighted Assets....                 10.10%
     Leverage Ratio...........................                  6.56%


       Bank management is anticipating 1998 capital expenditures of approximately $350,000 in connection with updating its internal operating systems and expenditures of approximately $380,000 for the new branch in the Littleton area. The Bank intends to use part of its anticipated income in 1998 to finance these expenditures.

      Management expects that the current capital levels, together with internally generated funds, will be sufficient to support the Company's operations for the foreseeable future. However, depending upon the nature and scale of the Company's acquisition opportunities, the Company may be required to obtain additional capital resources through borrowing or the issuance of additional securities. The Company's ability to incur additional indebtedness may be limited by government regulations and the terms of the NationsBank Loan Agreement. See "Item 1 - Business Government Regulation."


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


IMPACT OF YEAR 2000

      Some of the Company's computer programs are written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or miscalculation causing disruption of operation including, among other things, a temporary inability to process transactions, pay invoices or engage in similar, normal business activities.

     The Company has adopted a Year 2000 Project Management Plan in recognition of the potential problems that all computer systems may have when the date January 1, 2000 arrives. As part of the implementation of this plan, the Company is currently conducting an assessment to determine whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project is not estimated to have a material impact on the Company's financial position or the results of its operations and consists entirely of installation of software upgrades provided by third party vendors or modification of existing programs. These costs will be expensed as incurred and no costs have been incurred as of December 31, 1997.

      The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company's total Year 2000 project cost and estimates for completion include the estimated costs and time associated with the impact of a third party's Year 2000 issue and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

      The Company will utilize both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications. The Year 2000 Project Management Plan is estimated to be completed by December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software, the Year 2000 issue will not pose any significant operations problems for its computer system nor is the Year 2000 issue expected to have any significant impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes and similar uncertainties. Therefore, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board recently adopted Statement No. 130 (Statement No. 130), "Reporting Comprehensive Income." Statement No. 130, which is to become effective for periods ending after December 31, 1997, requires disclosure of comprehensive income and changes in comprehensive income in the Company's basic financial statements. Statement No. 130 defines comprehensive income as the change in net equity of a business during a reporting period resulting from transactions and other circumstances from nonowner sources. Management believes that Statement No. 130 will have no significant impact on the Company's consolidated financial statements.

     The Financial Accounting Standards Board recently adopted Statement No. 131 (Statement No. 131) "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131, which is to become effective for periods beginning after December 15, 1997, requires that business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management believes that Statement No. 131 will have no significant impact on the Company's financial statements.


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


ITEM 7.     FINANCIAL STATEMENTS

      See Index to Financial Statements appearing in Item 13 on Page 46.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this item is incorporated by reference to the information set forth under the similarly titled captions contained in the definitive Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 10.    EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements
                                                                            PAGE REFERENCE
                                                                            --------------

      Reports of Independent Accountants                                      F-1
      Consolidated Balance Sheets at December 31, 1997 and 1996               F-2
      Consolidated Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995                                     F-3 - F-4
      Consolidated Statements of Changes in Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995                         F-5 - F-6
      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995                                     F-7 - F-8
      Notes to Consolidated Financial Statements                              F-9 - F-39

      Exhibits

            See Exhibit Index on Page E-1 of this Form 10-KSB.

(b)   Reports on Form 8-K

            None

                                   SIGNATURES

          In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION BANKSHARES, LTD.


                                  By  /s/ CHARLES R. HARRISON
                                     -------------------------------------------
                                     Charles R. Harrison, Chairman of the Board,
                                     Chief Executive Officer and a Director


                In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                           TITLE                          DATE
-----------------------------     ---------------------------------     --------------


/S/ CHARLES R. HARRISON           Chairman of the Board, Chief          March 31, 1998
------------------------------
    Charles R. Harrison           Executive Officer and a Director
                                  (Principal Executive Officer)


/S/ BRUCE E. HALL                 Vice President-Finance, Secretary,    March 31, 1998
------------------------------
    Bruce E. Hall                 Treasurer and a Director
                                  (Principal Financial and
                                  Accounting Officer)


/S/ WAYNE T. BIDDLE               Director                              March 31, 1998
------------------------------
    Wayne T. Biddle


/S/ JERROLD B. EVANS              Director                              March 31, 1998
------------------------------
    Jerrold B. Evans


/S/ RALPH D. JOHNSON              Director                              March 31, 1998
------------------------------
    Ralph D. Johnson


/S/ RICHARD C. SAUNDERS           Director                              March 31, 1998
------------------------------
    Richard C. Saunders


/S/ HERMAN J. ZUECK               Director                              March 31, 1998
------------------------------
    Herman J. Zueck


                                       -S-1-

                          EXHIBIT DESCRIPTION AND INDEX

Exhibit
Number    Description
-----------------------

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

10.4      Form of Employment Agreement *

10.5      Equity Incentive Plan *

10.6      Nonemployee Directors' Stock Option Plan *

10.7      Agreement between Union Bank & Trust and Colorado Bankers
          Mortgage, Inc.*

10.8      Nonemployee Directors Equity Compensation Plan **

10.9      Amended Shareholders' Agreement **

10.10     Agreement between Union Bank & Trust and Colorado National Bank***

10.11 Loan Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of Kansas City ****


-------------------------
 * Incorporated by reference to the Company's S-1 Registration Statement filed with the Commission on January 6, 1993, as amended (Reg. No. 33-56736).


                                       -E-1-

10.12 Line of Credit Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of Kansas City
          *****

10.13     Option Bonus Plan *****

21        Subsidiaries of the Registrant *

23.1      Consent of Baird, Kurtz & Dobson ******

23.2      Consent of McGladrey & Pullen, L.L.P. ******








-------------------------

 ** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1994.

 *** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1995.

 **** Incorporated by reference to the Company's Form 8-K filed with the Commission on March 1, 1996.

 ***** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1997.

 ******  Filed herewith.


                                       -E-2-

                             UNION BANKSHARES, LTD.

                         Independent Accountants' Report
                      and Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                             UNION BANKSHARES, LTD.


                        DECEMBER 31, 1997, 1996, AND 1995


                                TABLE OF CONTENTS



                                                                            PAGE

INDEPENDENT ACCOUNTANTS' REPORT..............................................F-1


CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets.............................................................F-2
  Statements of Income.......................................................F-3
  Statements of Stockholders' Equity.........................................F-5
  Statements of Cash Flows...................................................F-7
  Notes to Financial Statements..............................................F-9


INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTARY
  INFORMATION...............................................................F-40


SUPPLEMENTARY INFORMATION
  Consolidating Balance Sheet as of December 31, 1997.......................F-41
  Consolidating Statement of Income for the
   Year Ended December 31, 1997.............................................F-42

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Union Bankshares, Ltd.
Denver, Colorado

   We have audited the accompanying consolidated balance sheets of UNION BANKSHARES, LTD. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNION BANKSHARES, LTD. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   As described in Note 1, in 1997, the Company retroactively changed its method of computing earnings per share to adopt the provisions of Financial Accounting Standards Board Statement No. 128.



                                          /s/ BAIRD, KURTZ & DOBSON



Denver, Colorado
January 16, 1998

                             UNION BANKSHARES, LTD.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                        1997             1996
                                                   -------------   -------------

Cash and due from banks                            $  15,314,000   $  12,356,000
Federal funds sold                                    11,400,000               -
                                                   -------------   -------------
            Total Cash and Cash Equivalents           26,714,000      12,356,000

Held-to-maturity securities                           27,929,000      24,634,000

Available-for-sale securities                         37,180,000      39,904,000

Other investments                                        916,000         494,000

Loans, net                                           120,659,000     98,978,000

Mortgage loans held-for-sale                           1,253,000               -

Excess of cost over fair value of net assets
  acquired, net of amortization                        2,720,000       2,946,000

Premises and equipment                                 1,378,000       1,573,000

Accrued interest receivable                            1,353,000       1,107,000

Other assets                                           1,403,000       1,194,000
                                                   -------------   -------------






            Total Assets                           $ 221,505,000   $ 183,186,000
                                                   =============   =============



See Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1997          1996
                                                    ------------  ------------

LIABILITIES
  Deposits:
    Demand                                         $  57,565,000  $ 48,742,000
    NOW                                               18,914,000    15,279,000
    Money Market                                      65,074,000    54,772,000
    Savings                                           10,798,000    10,011,000
    Time                                              37,725,000    27,605,000
                                                    ------------  ------------
            Total Deposits                           190,076,000   156,409,000

  Notes payable                                       12,000,000     3,500,000
  Federal funds purchased                                      -     6,200,000
  Accrued interest payable                               187,000        95,000
  Other liabilities                                    1,020,000       950,000
                                                    ------------  ------------
            Total Liabilities                        203,283,000   167,154,000
                                                    ------------  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized
    500,000 shares; issued and outstanding
    -0- shares                                                -              -
  Common stock, $.001 par value; authorized
    5,000,000 shares; issued and outstanding
    1997 - 1,166,007 shares; 1996 -
    1,149,982 shares                                       1,000         1,000
  Additional paid-in capital                           9,584,000     9,435,000
  Unrealized appreciation on available-for-sale
    securities, net of applicable income taxes
    of $116,000 and $158,000 in 1997 and 1996,
    respectively                                         253,000       348,000
  Retained earnings                                    8,384,000     6,248,000
                                                    ------------  ------------
            Total Stockholders' Equity                18,222,000    16,032,000
                                                    ------------  ------------

            Total Liabilities and
               Stockholders' Equity                 $221,505,000  $183,186,000
                                                    ============  ============

                             UNION BANKSHARES, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                          1997          1996          1995
                                      ------------  ------------  ------------

INTEREST INCOME
  Interest and fees on loans         $  11,448,000  $  9,404,000  $  8,068,000
  Interest on investment securities:
    U.S. government agencies and
      corporations                       2,893,000     2,215,000     2,169,000
    State and other political
      subdivisions                       1,393,000     1,730,000     1,604,000
    Interest on federal funds sold
      and interest-bearing deposits
      in other banks                       226,000       177,000       250,000
                                      ------------  ------------  ------------
            Total interest income       15,960,000    13,526,000    12,091,000
                                      ------------  ------------  ------------

INTEREST EXPENSE
  Deposits                               4,121,000     3,736,000     3,212,000
  Federal funds purchased                  110,000        91,000        90,000
  Notes payable                            887,000       385,000       543,000
                                      ------------  ------------  ------------
            Total interest expense       5,118,000     4,212,000     3,845,000
                                      ------------  ------------  ------------

NET INTEREST INCOME                     10,842,000     9,314,000     8,246,000

PROVISION FOR LOAN LOSSES                  360,000       285,000       120,000
                                      ------------  ------------  ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             10,482,000     9,029,000     8,126,000
                                      ------------  ------------  ------------


NONINTEREST INCOME
  Service charges                          371,000       368,000       319,000
  Gain (loss) on sale of available-
    for-sale securities, net               101,000       162,000       (87,000)
  Other                                    486,000       507,000       378,000
                                      ------------  ------------  ------------
            Total noninterest income       958,000     1,037,000       610,000
                                      ------------  ------------  ------------


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                          1997          1996          1995
                                      ------------  ------------  ------------
NONINTEREST EXPENSE
  Salaries and employee benefits       $ 4,477,000  $  3,994,000  $  3,446,000
  Amortization of excess of cost over
    fair value of net assets acquired      226,000       226,000       226,000
  Occupancy and equipment                1,232,000     1,223,000     1,007,000
  Other operating expenses               2,518,000     2,173,000     2,534,000
                                      ------------  ------------  ------------
            Total noninterest expense    8,453,000     7,616,000     7,213,000
                                      ------------  ------------  ------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                     2,987,000     2,450,000     1,523,000

INCOME TAXES                               851,000       540,000       297,000
                                      ------------  ------------  ------------

INCOME BEFORE EXTRAORDINARY
  ITEM                                   2,136,000     1,910,000     1,226,000

EXTRAORDINARY ITEM
  Loss on early extinguishment of
    debt (net of applicable income
    taxes of $201,000)                           -       337,000            -
                                      ------------   -----------  ------------

NET INCOME                            $  2,136,000   $ 1,573,000  $  1,226,000
                                      ============   ===========   ===========


EARNINGS PER SHARE
  BASIC                                              (Restated)     (Restated)
    Income before extraordinary item  $       1.84   $      1.66     $    1.07
    Extraordinary item, net           $          -   $      (.29)    $       -
    Net income                        $       1.84   $      1.37     $    1.07
    Weighted average number of
      common shares outstanding          1,158,528     1,149,402     1,150,236

  DILUTED
    Income before extraordinary item  $       1.69   $      1.58     $     .95
    Extraordinary item, net           $         -    $      (.28)    $       -
    Net income                        $       1.69   $      1.30     $     .95
    Weighted average number of
      common shares outstanding          1,267,452     1,207,744     1,671,941


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                          Unrealized
                                                                         Appreciation
                                                                        (Depreciation)
                                                            Additional   on Available-
                                                              Paid-in      for-Sale      Retained     Treasury Stock
                                                                                                    -----------------
                                     Shares       Amount      Capital     Securities     Earnings   Shares     Amount       Total
                                   ----------   ----------  -----------   ------------   ---------- --------  --------    ---------

BALANCE, DECEMBER 31, 1994          1,178,200       1,000     9,706,000    (973,000)     3,449,000  (16,500) (128,000)   12,055,000
  Treasury shares purchased,
    19,360 at $7.76 per share               -           -             -           -              -  (19,360) (150,000)     (150,000)
  Treasury shares canceled            (35,860)          -      (278,000)          -              -   35,860   278,000             -
  Shares issued for stock
    option plan                         3,330           -        25,000           -              -        -         -        25,000
  Repurchase of warrants                    -           -       (69,000)          -              -        -         -       (69,000)
  Net change in unrealized
    appreciation of available-
    for-sale securities, net of
    income taxes of $711,000                -           -             -   1,435,000              -        -         -     1,435,000
  Unrealized appreciation on
    investment securities
    transferred from available-
    for-sale to held-to-maturity
    including amortization                  -           -             -     390,000              -        -         -       390,000
  Net income                                -           -             -           -      1,226,000        -         -     1,226,000
                                  -----------   ---------    ----------   ---------    -----------  -------   -------    ----------

BALANCE, DECEMBER 31, 1995          1,145,670       1,000    9,384,000      852,000      4,675,000        -         -    14,912,000
  Shares issued for stock option
    plan                                2,270           -       25,000            -              -        -         -        25,000
  Shares issued upon conversion
    and retirement of notes             2,042           -       26,000            -              -        -         -        26,000
  Net change in unrealized
    appreciation of available-
    for-sale securities, net
    of income taxes of $238,000             -           -            -     (462,000)             -        -         -      (462,000)
  Unrealized appreciation on
    investmentsecurities
    transferred from available-
    for-sale to held-to-maturity
    including amortization                  -           -            -      (42,000)             -        -         -      (42,000)
  Net income                                -           -            -            -      1,573,000        -         -     1,573,000
                                -------------  ----------  -----------   ----------    -----------  --------  -------   ------------


BALANCE, DECEMBER 31, 1996      $   1,149,982   $   1,000  $ 9,435,000   $  348,000    $ 6,248,000  $      -  $     -   $16,032,000
                                =============   ========== ===========   ==========    ===========  ========  =======   ===========



See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                          Unrealized
                                                                         Appreciation
                                                                        (Depreciation)
                                                            Additional   on Available-
                                                              Paid-in      for-Sale      Retained     Treasury Stock
                                                                                                    -----------------
                                     Shares       Amount      Capital     Securities     Earnings   Shares     Amount       Total
                                   ----------   ----------  -----------   ------------   ---------- --------  --------    ---------

BALANCE, DECEMBER 31, 1996
  (brought forward)                 1,149,982   $   1,000   $ 9,435,000   $ 348,000     $6,248,000        -   $     -   $16,032,000
    Shares issued for stock
      option plan                      16,025           -       149,000           -              -        -         -       149,000
    Net change in unrealized
      appreciation of available-
      for-sale securities, net of
      income taxes of $33,000               -           -             -     (63,000)             -        -         -       (63,000)
    Net change in unrealized
      appreciation on investment
      securities transferred from
      available-for-sale to held-
      to-maturity including
      amortization                          -           -             -     (32,000)             -        -         -       (32,000)
    Net income                              -           -             -           -      2,136,000        -         -     2,136,000
                                -------------  ----------  -----------   ----------    -----------  --------  -------   -----------

BALANCE, DECEMBER 31, 1997          1,166,007   $   1,000  $ 9,584,000   $  253,000    $ 8,384,000  $     -   $     -   $18,222,000
                                =============   ========== ===========   ==========    ===========  ========  =======   ===========



See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                          1997             1996               1995
                                                                   --------------    --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $    2,136,000     $   1,573,000     $    1,226,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Gain) loss on sale of securities                                 (101,000)         (162,000)            87,000
      Extraordinary item                                                       -           337,000                  -
      Federal Home Loan Bank stock dividend                              (53,000)                -                  -
      Accretion of discount on investments                              (140,000)       (2,323,000)          (489,000)
      Amortization of deferred loan fees, net of costs                  (955,000)         (395,000)          (407,000)
      Deferred income taxes                                             (216,000)         (125,000)          (157,000)
      Provision for loan losses                                          360,000           285,000            120,000
      Depreciation and amortization                                      415,000           429,000            476,000
      Amortization of excess of cost over fair value of
        net assets acquired                                              226,000           226,000            226,000
  Changes in:
      Mortgage loans held-for-sale                                    (1,253,000)                -                  -
      Accrued interest receivable                                       (246,000)          (22,000)           (35,000)
      Prepaid expenses and other assets                                    7,000           (83,000)          (302,000)
      Accrued interest payable                                            92,000          (135,000)            21,000
      Other liabilities                                                  103,000           (13,000)           797,000
                                                                 ---------------   ---------------    ---------------
             Net cash provided by (used in) operating
               activities                                                375,000          (408,000)         1,563,000
                                                                 ---------------   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities       $    8,809,000     $   8,600,000     $    3,424,000
  Proceeds from maturities of held-to-maturity securities              8,652,000         3,473,000          3,438,000
  Proceeds from sale of available-for-sale securities                 13,161,000        34,111,000         32,060,000
  Purchase of available-for-sale securities                          (24,077,000)      (38,731,000)       (37,378,000)
  Purchase of held-to-maturity securities                             (7,003,000)       (1,010,000)          (900,000)
  Purchase of other investments                                         (369,000)          (85,000)           (35,000)
  Net increase in loans                                              (21,086,000)      (19,004,000)       (17,477,000)
  Proceeds from sale of student loans                                          -                 -          2,028,000
  Proceeds from the sale of foreclosed assets                                  -                 -             83,000
  Purchase of premises and equipment                                    (220,000)         (295,000)          (438,000)
                                                                 ---------------   ---------------    ---------------
             Net cash used in investing activities                   (22,133,000)      (12,941,000)       (15,195,000)
                                                                 ---------------   ---------------    ---------------


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                          1997             1996               1995
                                                                   --------------    --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market,
    NOW, and savings accounts                                     $   23,547,000     $  11,665,000     $    8,903,000
  Net increase in time deposits                                       10,120,000         4,569,000          5,071,000
  Change in federal funds purchased                                   (6,200,000)        2,200,000          4,000,000
  Proceeds from issuance of notes payable                             10,000,000         4,000,000                  -
  Principal repayments of notes payable                               (1,500,000)       (7,077,000)          (180,000)
  Proceeds from issuance of common stock                                 149,000            51,000             25,000
  Repurchase of common stock                                                   -                 -           (150,000)
  Repurchase of stock warrants                                                 -                 -            (69,000)
                                                                 ---------------   ---------------    ---------------
             Net cash provided by financing activities                36,116,000        15,408,000         17,600,000
                                                                 ---------------   ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             14,358,000         2,059,000          3,968,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   12,356,000        10,297,000          6,329,000
                                                                 ---------------   ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   26,714,000     $  12,356,000     $   10,297,000
                                                                 ===============   ===============    ===============


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 1:     NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
            POLICIES

NATURE OF OPERATIONS

   Union Bank and Trust (Bank) is a wholly-owned subsidiary of Union Bankshares, Ltd. (Bankshares) (collectively referred to as Company). The Bank provides a full range of banking services to customers, primarily living in the Denver metropolitan area, through its home office and three branch facilities located in the Denver area. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

                        DECEMBER 31, 1997, 1996, AND 1995




NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Union Bankshares, Ltd. and its wholly-owned subsidiary, Union Bank and Trust. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

   The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1997, cash equivalents consisted of federal funds sold.

   Pursuant to normal banking practices, the Bank is required to maintain certain balances (reserves) with the Federal Reserve Bank. Included in cash and due from banks in the accompanying consolidated balance sheets are required reserve balances of approximately $1,525,000 and $883,000 at December 31, 1997 and 1996, respectively.

   As of December 31, 1997, the Company had approximately $6,803,000 on deposit in one financial institution.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

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

                        DECEMBER 31, 1997, 1996, AND 1995



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

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors, and allocated to the individual loan categories, including consumer loans and real estate mortgage loans that are collectively evaluated. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value for loan collateral using a single risk category method of identification.

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

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE LOANS HELD-FOR-SALE

   Mortgage loans held-for-sale are normally sold within 120 days of origination and are carried at the lower of cost or market. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate.

PREMISES AND EQUIPMENT

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

   Excess costs of the purchased subsidiary in excess of the fair value of underlying net tangible assets is amortized on a straight-line basis over an estimated life of 25 years. The remaining balance is being amortized through 2009 at a rate of approximately $226,000 per year.

FORECLOSED ASSETS HELD FOR SALE

   Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in noninterest expense, net.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEBT ISSUANCE COSTS

   Debt issuance costs associated with the issuance of the 8.3% convertible subordinated notes were being amortized over the terms of the notes. At December 31, 1995, $490,000 remained to be amortized over future periods and was included in other assets in the accompanying consolidated balance sheets. Amortization expense related to these debt issuance costs for the years ended December 31, 1995, approximated $83,000. The Company redeemed the notes April 1, 1996, and expensed the remaining unamortized balance of the debt issuance costs in 1996 as an extraordinary item of $337,000, net of income taxes.

STOCK WARRANTS

   The Company issued warrants to the underwriter of the March 1993 public offering, which permitted the underwriter to purchase up to 22,374 common shares at a price of $12.30 per share for the period from March 17, 1994 through March 17, 1998. The Company repurchased these warrants in 1995.

INCOME TAXES

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

EARNINGS PER COMMON SHARE

   During 1997, the Company implemented Financial Accounting Standards Board Statement No. 128 (Statement No. 128), which amends the method by which earnings per share are computed and disclosed in the financial statements. The earnings per share computations for the years ended December 31, 1996 and 1995 have been retroactively restated to reflect the implementation of Statement No. 128.

   Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE  (CONTINUED)

   Diluted earnings per share is computed assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The December 31, 1995 calculation was also based on the assumption that all of the convertible subordinated notes were converted into common shares at the date of issue.


NOTE 2:  INVESTMENTS IN DEBT AND EQUITY SECURITIES

   The amortized cost and approximate fair value of held-to-maturity securities was as follows at December 31, 1997 and 1996:


                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized        Approximate
                                                      Cost             Gains           Losses          Fair Value
                                                 -------------     -----------     --------------    -------------
    1997:
    -----

    U.S. Government agencies and
      corporations                              $   21,989,000    $    383,000    $        (1,000)  $   22,371,000
    Obligations of state and political
      subdivisions                                   5,940,000         370,000                  -        6,310,000
                                                 -------------     -----------     --------------    -------------

                                                $   27,929,000    $    753,000    $        (1,000)  $   28,681,000
                                                 =============     ===========     ==============    =============

    1996:
    -----

    U.S. Government agencies and
      corporations                              $   18,638,000    $    203,000    $      (124,000)  $   18,717,000
    Obligations of state and political
      subdivisions                                   5,996,000         257,000                 -         6,253,000
                                                 -------------     -----------     -------------     -------------

                                                $   24,634,000    $    460,000    $      (124,000)  $   24,970,000
                                                 =============     ===========     ==============    =============


                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 2:  INVESTMENTS IN DEBT AND EQUITY SECURITIES  (CONTINUED)

   Maturities of held-to-maturity securities at December 31, 1997:
                                                       Amortized   Approximate
                                                         Cost      Fair Value
                                                     -----------   -----------

   One year or less                                 $          -  $          -
   After one year through five years                   1,035,000     1,156,000
   After five years through ten years                  4,564,000     4,637,000
   After ten years                                     3,342,000     3,525,000
   Mortgage-backed and other debt
     securities                                       18,988,000    19,363,000
                                                     -----------   -----------

                                                    $ 27,929,000  $ 28,681,000
                                                     ===========   ===========

  The amortized cost and approximate fair value of available-for-sale securities was as follows at December 31, 1997 and 1996:

                                                Gross      Gross
                                 Amortized  Unrealized  Unrealized   Approximate
                                    Cost        Gains      Losses     Fair Value
                                 ----------   --------   ---------   -----------
  1997:
   -----

   U.S. Government agencies
     and corporations           $12,804,000  $   7,000  $  (30,000) $ 12,781,000
   U.S. Treasury securities       6,027,000     43,000           -     6,070,000
   Obligations of state and
     political subdivisions      16,981,000    388,000     (39,000)   17,330,000
   Commercial paper                 999,000          -           -       999,000
                                 ----------   --------   ---------    ----------

                                $36,811,000  $ 438,000  $  (69,000) $ 37,180,000
                                 ==========   ========   =========    ==========

   1996:
   -----

   U.S. Government agencies
     and corporations           $14,282,000  $  33,000  $  (16,000) $ 14,299,000
   U.S. Treasury securities       4,070,000     33,000          -      4,103,000
   Obligations of state and
     political subdivisions      20,384,000    433,000     (18,000)   20,799,000
   Commercial paper                 703,000          -           -       703,000
                                 ----------   --------   ---------    ----------

                                $39,439,000  $ 499,000  $  (34,000) $ 39,904,000
                                 ==========   ========   =========    ==========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 2:  INVESTMENTS IN DEBT AND EQUITY SECURITIES  (CONTINUED)

   Maturities of available-for-sale securities at December 31, 1997:

                                                       Amortized   Approximate
                                                         Cost      Fair Value
                                                     -----------   -----------

   One year or less                                 $  8,085,000  $  8,106,000
   After one year through five years                   9,464,000     9,564,000
   After five years through ten years                 11,787,000    11,948,000
   Due after ten years                                 4,521,000     4,606,000
   Mortgage-backed and other debt securities           2,954,000     2,956,000
                                                     -----------   -----------

                                                    $ 36,811,000  $ 37,180,000
                                                     ===========   ===========

   The book value of securities pledged as collateral, to secure notes payable, public deposits, and for other purposes, amounted to $29,008,000 at December 31, 1997, and $15,749,000 at December 31, 1996. The approximate fair value of pledged securities amounted to $29,725,000 at December 31, 1997, and $16,123,000 at December 31, 1996.

   Gross gains of $131,000, $349,000, and $126,000 and gross losses of $46,000,
$187,000, and $213,000 resulting from sales of available-for-sale securities were realized for 1997, 1996, and 1995, respectively.

   The Company redesignated available-for-sale securities with an aggregate amortized cost of $5,061,000 and $8,830,000 to the held-to-maturity portfolio during 1997 and 1996, respectively.

   The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. As a member, the Bank has access to a $17,992,000 credit line which is secured by investment securities. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments. As discussed in Note 7, the Bank had advances outstanding at December 31, 1997, of $10,000,000.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

   Categories of loans at December 31, 1997 and 1996, include:

                                                       1997           1996
                                                  -------------  -------------

   Commercial                                    $   87,929,000  $  70,631,000
   Real estate mortgage                               4,297,000      5,489,000
   Real estate construction                           9,625,000      5,758,000
   Consumer                                          20,933,000     18,854,000
                                                  -------------  -------------
                                                    122,784,000    100,732,000
   Allowance for loan losses                         (2,125,000)    (1,754,000)
                                                  -------------  -------------

   Net loans                                     $  120,659,000  $  98,978,000
                                                  =============  =============

   Transactions in the allowance for loan losses were as follows:

                                             1997         1996         1995
                                         -----------   ----------   -----------

   Balance, beginning of year           $  1,754,000  $ 1,448,000  $ 1,071,000
                                         -----------   ----------   ----------

   Charge offs                               (24,000)     (29,000)    (106,000)
   Recoveries                                 35,000       50,000      363,000
                                         -----------   ----------   ----------
   Net recoveries                             11,000       21,000      257,000
   Provision charged to operating
     expenses                                360,000      285,000      120,000
                                         -----------   ----------   ----------

   Balance, end of year                 $  2,125,000  $ 1,754,000  $ 1,448,000
                                         ===========   ==========   ==========


   Impaired loans totaled $73,000 and $124,000 at December 31, 1997 and 1996, respectively. An allowance for loan losses of $19,000 and $24,000 related to impaired loans at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, all impaired loans had allocated allowances.

   Interest of $8,000 and $12,000 was recognized on average impaired loans of $98,000 and $166,000 for 1997 and 1996, respectively. No interest was recognized on impaired loans on a cash basis during 1997 and 1996.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 4:     PREMISES AND EQUIPMENT

   Major classifications of premises and equipment, stated at cost, at December 31, were as follows:
                                                       1997           1996
                                                  -------------   ------------

   Leasehold improvements                        $    1,485,000   $  1,467,000
   Furniture and equipment                            2,162,000      1,961,000
                                                  -------------   ------------
                                                      3,647,000      3,428,000
   Less accumulated depreciation and
      amortization                                   (2,269,000)    (1,855,000)
                                                  -------------   ------------
   Net premises and equipment                    $    1,378,000   $  1,573,000
                                                  =============   ============


NOTE 5:  DEPOSITS

   Interest bearing deposits in denominations of $100,000 or more were $19,969,000 on December 31, 1997, and $11,931,000 on December 31, 1996.

   At December 31, 1997, the scheduled maturities of time deposits were as follows:

            1998                                     $  28,704,000
            1999                                         2,843,000
            2000                                         1,970,000
            2001                                            17,000
            2002 and thereafter                          4,191,000
                                                      ------------

                                                     $  37,725,000
                                                      ============

NOTE 6:  COMMON STOCK AND CONVERTIBLE SUBORDINATED NOTES

   On March 17, 1993, the Company issued 690,000 shares of common stock and $6,900,000 of 8.3% convertible subordinated notes (Notes) due April 1, 2003, through a public offering and simultaneously extinguished the $5,006,000 note payable to a financial institution and redeemed 100,000 shares of preferred stock at a price of $10.00 per share plus $13,000 of accumulated dividends.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 6: COMMON STOCK AND CONVERTIBLE SUBORDINATED NOTES (Continued)

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


NOTE 7:  NOTES PAYABLE

   Notes payable at December 31, 1997 and 1996, consisted of the following components:

                                                       1997           1996
                                                  -------------  -------------

      Note payable to financial institution      $    2,000,000  $   3,500,000
      Advances from FHLB                             10,000,000              -
                                                  -------------  -------------

      Total notes payable                        $   12,000,000  $   3,500,000
                                                  =============  =============

   The note payable to the financial institution is due April 1, 1998, with interest payable quarterly at the financial institution's base rate (8.5% at December 31, 1997).

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 7:  NOTES PAYABLE    (Continued)

   The loan is secured by the pledge of shares of the capital stock of the Bank.

   The loan agreement provides for a one-year term which is renewable based on compliance with covenants stipulated in the loan agreement. These covenants limit the amount of cash dividends the Company may pay and funded indebtedness it may assume, guarantee, or otherwise create.

   The Bank entered into two $5,000,000 advance agreements with the FHLB on January 21, 1997. One advance has an interest rate of 6.34% and matures January 14, 1999. The other advance has an interest rate of 6.5% and matures January 14, 2000. The advances are secured by pledges of securities as discussed in Note 2.


NOTE 8:  INCOME TAXES

   The provision for income taxes consists of:

                                            1997          1996         1995
                                         -----------   ----------   -----------

   Taxes currently payable              $  1,067,000   $  464,000   $  454,000
   Deferred income taxes                    (216,000)    (125,000)    (157,000)
                                         -----------   ----------   ----------

                                        $    851,000   $  339,000   $  297,000
                                         ===========   ==========   ==========

   The tax effects of temporary differences related to deferred taxes shown in the December 31, balance sheets are:

                                                       1997           1996
                                                  -------------  -------------
   Deferred tax assets:
     Allowance for loan losses                   $      572,000  $     437,000
     Accrued expenses                                    96,000        176,000
     Deferred loan fees                                 134,000         64,000
     Deferred compensation                               24,000         11,000
     Furniture, equipment, and improvements              52,000              -
     Other                                                9,000              -
                                                  -------------  -------------
                                                        887,000        688,000
                                                  -------------  -------------

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 8:    INCOME TAXES  (CONTINUED)

   Deferred tax liabilities:
     Federal Home Loan Bank Stock                       (20,000)             -
     Furniture, equipment, and improvements                   -        (16,000)
     Unrealized gains on available-for-sale
        securities                                     (116,000)      (158,000)
     Other                                                    -        (21,000)
                                                  -------------  -------------
                                                       (136,000)      (195,000)
                                                  -------------  -------------

            Net deferred tax asset               $      751,000  $     493,000
                                                  =============  =============

   A reconciliation of income tax expenses at the statutory rate to the Company's actual income tax is shown below:

                                             1997         1996         1995
                                         ----------    ----------   -----------

   Computed at the statutory rate (34%) $  1,016,000  $   651,000   $  518,000
   Increase (decrease) in income taxes
     resulting from:
       Tax-exempt interest                  (328,000)    (406,000)    (349,000)
       Amortization of excess of
         investment in subsidiary over
         net assets acquired                  79,000       79,000       79,000
       State income taxes, net of
         federal tax benefit                  17,000       24,000       23,000
       Nondeductible interest                 30,000       25,000       25,000
       Other, net                             37,000      (34,000)       1,000
                                         -----------   ----------   ----------

   Income tax expense                   $    851,000  $   339,000   $  297,000
                                         ===========   ==========   ==========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 9:   EARNINGS PER SHARE

   A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income before extraordinary item is shown below for the years ended December 31, 1997, 1996, and 1995:

                                            Income       Shares     Per-Share
                                          (Numerator) (Denominator)   Amount
                                          ----------- ------------- ----------
      1997
      ----
    Income before extraordinary item      $2,136,000   1,158,528
         Basic earnings per share                                    $    1.84
                                                                      ========

   Effect of dilutive securities:
         Stock options                             -     108,924
                                           ---------   ---------

   Diluted earnings per share             $2,136,000   1,267,452     $    1.69
                                           =========   =========      ========

      1996
      ----
   Income before extraordinary item       $1,910,000   1,149,402
         Basic earnings per share                                    $    1.66
                                                                      ========

   Effect of dilutive securities:
         Stock options                             -      58,342
                                           ---------   ---------

   Diluted earnings per share             $1,910,000   1,207,744     $    1.58
                                           =========   =========      ========

      1995
      ----
   Income before extraordinary item       $1,226,000   1,150,236
         Basic earnings per share                                    $    1.07
                                                                      ========

   Effect of dilutive securities:
         Stock options                                     7,183
         Convertible subordinated notes      358,459     514,522
                                           ---------   ---------

   Diluted earnings per share             $1,584,459   1,671,941     $    0.95
                                           =========   =========      ========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 10:   COMMITMENTS AND CREDIT RISKS

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

   At December 31, 1997 and 1996, the Bank had granted unused lines of credit to borrowers aggregating approximately $45,875,000 and $35,666,000, respectively. At December 31, 1997, unused lines of credit consisted of approximately $45,133,000 for commercial lines and $742,000 for open-end consumer lines.

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

   The Bank had total outstanding letters of credit amounting to $948,000 and $2,127,000 at December 31, 1997 and 1996, respectively, with terms ranging from 15 days to two years.

   At December 31, 1997, the Bank had outstanding commitments to originate loans aggregating approximately $9,468,000. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 11:    OPERATING LEASES

   The Bank leases its premises under a noncancelable lease which expires in 2001. The lease contains a renewal option clause for an additional five-year term and provides for periodic rental adjustment based on the Consumer Price Index.

   The estimated future minimum lease payments under noncancelable operating leases at December 31, 1997, were as follows:

    1998                                                      $   574,000
    1999                                                          486,000
    2000                                                          514,000
    2001                                                          506,000
    2002                                                          500,000
    Thereafter                                                    852,000
                                                               ----------

    Total future minimum lease payment                        $ 3,432,000
                                                               ==========

   Total rental expense for all operating leases (net of month-to-month sublease rental income in 1995), including certain cancelable equipment leases, was $509,000, $458,000, and $362,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

   The Company provides a 401(k) profit sharing plan for its employees, contributing annually to a profit-sharing trust. All employees who are at least 21 years old and who have been employed by the Company for at least one year are eligible to participate. Total contributions were approximately $195,000, $174,000, and $146,000 in 1997, 1996, and 1995, respectively. Employees may contribute from 2% to 15% of their salary, not to exceed $9,500 for 1997 and 1996, respectively, with contributions vested 100%. The Company matches 50% of the first 6% of the participants' contributions; additional contributions may be made at the discretion of the Board of Directors. Company contributions are 20% vested after the participant has completed two years of service, with 20% incremental increases in vesting for each of the next four years.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (Continued)

   During the year ended December 31, 1994, the Company adopted a Non-Employee Director Equity Compensation Plan (Compensation Plan) effective January 1, 1995. The Compensation Plan provides for the initial authorization of 50,000 shares of common stock. Under the provisions of the Compensation Plan, the directors are compensated $6,000 annually provided certain performance measures are met. The directors have the option of accepting the Company's common stock in lieu of cash compensation. If the director opts for common stock, the number of shares issued is determined on the first business day of the year. The director has voting rights on the common stock issued as compensation; however, the common stock is restricted until the director has met all performance measures. In January 1997 and 1996, the Company issued 1,875, and 2,270 common shares, respectively, pursuant to the Compensation Plan at exercise prices of $16.00 and $11.00, respectively.

   The Company adopted the Equity Incentive Plan (Incentive Plan) in December 1992 for certain key employees of the Company. The Incentive Plan provides for the authorization of 312,000 shares of common stock, plus an additional authorization of one-half percent of the outstanding shares of common stock as of each succeeding annual anniversary of the effective date of the Incentive Plan. Options issued within the Incentive Plan vest in three equal increments on the date of grant and the first two anniversaries thereof, and expires ten years after date of grant.

   A summary of the status of the Incentive Plan at December 31, and changes during the year is presented below:

                                                   1997                       1996                    1995
                                            --------------------    ---------------------   -----------------------
                                                        Weighted                Weighted                  Weighted
                                                         Average                Average                    Average
                                                        Exercise                Exercise                  Exercise
                                             Shares       Price       Shares     Price         Shares       Price
                                           --------   ----------    --------    ---------    ---------   ---------

    Outstanding, beginning of year          214,600  $      9.84     200,750   $     9.55      113,250  $     8.62
    Granted                                  20,300        23.50      13,850        15.25       87,500       10.75
    Exercised                               (11,400)        8.32           -            -            -           -
    Forfeited                                (1,800)       12.25           -            -            -           -
                                           --------   ----------    --------    ---------    ---------   ---------

    Outstanding, end of year                221,700  $     11.21     214,600   $     9.84      200,750  $     9.55
                                           ========   ==========    ========    =========    =========   =========

    Options exercisable, end of year        203,750                  175,700                   134,250


                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 12:    EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

   The following table summarizes information about stock options under the Incentive Plan outstanding at December 31, 1997:

                                                  Options Outstanding                        Options Exercisable
                                      --------------------------------------------         ------------------------
                                                         Weighted
                                                          Average         Weighted                         Weighted
                                                         Remaining         Average                          Average
                  Range of              Number          Contractual       Exercise           Number        Exercise
               Exercise Prices        Outstanding          Life             Price          Exercisable       Price
               ---------------        -----------       -----------       --------         -----------     --------
                        $9.00             77,000           5 years    $     9.00              76,500    $     9.00
                        $8.00             11,250           6 years    $     8.00              11,250    $     8.00
               $7.50 to $7.63             16,000           7 years    $     7.51              16,000    $     7.51
                       $10.75             83,900           8 years    $    10.75              83,900    $    10.75
                       $15.25             13,250           9 years    $    15.25               8,833    $    15.25
                       $23.50             20,300          10 years    $    23.50               6,767    $    23.50


   The Company also adopted a Nonemployee Directors' Stock Option Plan (Directors' Plan) in December 1992. An aggregate of 11,000 shares of common stock are reserved for issuance under the Directors' Plan. Nonemployee directors are automatically granted options to purchase 250 common shares during each fiscal year following election to the Board. The Board of Directors, or a committee consisting of such Board members or other persons as may be appointed by the Board, administer the Directors' Plan. The Directors' Plan is currently administered by the Board of Directors. Each option under the Directors' Plan expires five years from the date of grant.

   A summary of the status of the Directors' Plan at December 31, and changes during the year is presented below:


                                                   1997                       1996                    1995
                                            --------------------    ---------------------   ----------------------
                                                        Weighted                Weighted                  Weighted
                                                         Average                Average                    Average
                                                        Exercise                Exercise                  Exercise
                                             Shares       Price       Shares     Price         Shares       Price
                                           --------     --------      ------    --------       ------     --------

    Outstanding, beginning of year            6,250  $     10.34       5,000   $     8.94        3,750  $     8.25
    Granted                                   1,000        24.13       1,250        16.00        1,250       11.00
    Exercised                                (2,750)        8.95           -            -            -           -
    Forfeited                                     -            -           -            -            -           -
                                           --------   ----------    --------    ---------    ---------   ---------

    Outstanding, end of year                  4,500  $     14.27       6,250   $    10.34        5,000  $     8.94
                                           ========   ==========    ========    =========    =========   =========

    Options exercisable, end of year          3,500                    5,000                     3,750

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 12:   EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

   The following table summarizes information about stock options under the Directors' Plan outstanding at December 31, 1997:


                                                Options Outstanding                        Options Exercisable
                                    ---------------------------------------------        ------------------------
                                                        Weighted
                                                         Average        Weighted                         Weighted
                                                        Remaining        Average                          Average
                Range of              Number           Contractual       Exercise           Number       Exercise
             Exercise Prices        Outstanding           Life            Price          Exercisable       Price
             ---------------        -----------        -----------      ---------        -----------     --------


                    $8.25                750             1 years    $       8.25               750    $     8.25
                    $7.50                750             2 years    $       7.50               750    $     7.50
                   $11.00                750             3 years    $      11.00               750    $    11.00
                   $16.00              1,250             4 years    $      16.00             1,250    $    16.00
                   $24.13              1,000             5 years    $      24.13                 -    $    24.13

   In May 1996, the Company adopted an "Option Bonus Plan" (Bonus Plan). In 1996, four of the nine eligible members elected to receive these bonuses in the form of options. Pursuant to this election, the Company issued 36,401 options in January 1997, at an exercise price of $15.25. In 1997, two of the twelve eligible members elected to receive these bonuses in the form of options. Pursuant to this election, the Company issued 2,892 options in January 1998, at an exercise price of $23.50. The exercise price on all options is equal to the market price of the common stock on the date of grant. The option period expires ten years from the date the options were granted. The options vest and are exercisable six months after they are granted. The maximum number of shares that may be issued pursuant to the exercise of these options is 150,000 shares.

   A summary of the status of the Bonus Plan at December 31, and changes during the year is presented below:

                                                         1997
                                                  ---------------------
                                                              Weighted
                                                               Average
                                                              Exercise
                                                  Shares        Price
                                                  -------   -----------

         Outstanding, beginning of year            36,401   $     15.25
         Granted                                    2,892         23.50
         Exercised                                      -             -
         Forfeited                                      -             -
                                                 --------    ----------
         Outstanding, end of year                  39,293         15.86
                                                 --------    ----------

         Options exercisable, end of year          36,401   $     15.25
                                                 ========    ==========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

   The following table summarizes information about stock options under the Bonus Plan outstanding at December 31, 1997:

                                                Options Outstanding                        Options Exercisable
                                    --------------------------------------------         ------------------------
                                                       Weighted
                                                        Average         Weighted                         Weighted
                                                       Remaining         Average                          Average
                Range of              Number          Contractual       Exercise           Number        Exercise
             Exercise Prices        Outstanding          Life             Price          Exercisable       Price
             ---------------        -----------       -----------       --------         -----------     --------
                  $15.25               36,401           9 years    $      15.25            36,401     $    15.25
                  $23.50                2,892          10 years           23.50                 -              -


   The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans, and no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $172,000, $323,000, and $105,000 in 1997, 1996, and
1995, respectively. In addition, the Company's basic earnings per share would have decreased by $.14 per share, $.27 per share, and $.09 per share in 1997, 1996, and 1995, respectively. Diluted earnings per share would have decreased $.14 per share, $.27 per share, and $.06 per share, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 13:   OTHER OPERATING EXPENSES

   Other operating expenses consist of the following:

                                            1997          1996         1995
                                         -----------   ----------   -----------

   Professional services                $    586,000  $   618,000  $   456,000
   Credit card                               309,000      247,000      228,000
   Legal and accounting                      271,000       91,000      334,000
   Advertising and promotion                 200,000      144,000      175,000
   Postage and delivery                      150,000      114,000      108,000
   Software maintenance and
     amortization                            140,000      124,000      111,000
   Service charges                           129,000      140,000      120,000
   Supplies                                  112,000      138,000      177,000
   Insurance and bonds                       106,000       88,000       89,000
   Telephone                                  88,000       89,000       65,000
   Printing                                   86,000       93,000       62,000
   Travel and entertainment                   67,000      104,000       73,000
   Dues and subscriptions                     67,000       76,000       67,000
   Deposit insurance                          19,000        2,000      139,000
   Amortization, other                             -            -       53,000
   Amortization of debt issuance costs             -       17,000       83,000
   Other operating expenses                  188,000       88,000      194,000
                                         -----------   ----------   ----------

                                        $  2,518,000  $ 2,173,000  $ 2,534,000
                                         ===========   ==========   ==========


NOTE 14:  TRANSACTIONS WITH RELATED PARTIES

   At December 31, 1997 and 1996, the Bank had loans outstanding to shareholders, executive officers, and directors of the Company and their affiliates, in the amount of $2,175,000 and $1,680,000, respectively. New loans made to shareholders, executive officers, and directors of the Company and their affiliates approximated $716,000 and $916,000, and repayments approximated $221,000 and $434,000 for the years ended December 31, 1997 and 1996, respectively.

   In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time of comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 14:  TRANSACTIONS WITH RELATED PARTIES  (CONTINUED)

   From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1997, 1996, and 1995, the Bank earned interest income on such loans of $59,000, $6,000, and $5,000, respectively. During the years ended December 31, 1997, 1996, and 1995, the Bank purchased loans in the amounts of $5,762,000, $4,106,000, and $2,450,000 and sold loans in the amount of $4,509,000,
$4,106,000, and $2,450,000, respectively. All loans sold back to the mortgage company are without recourse to the Bank. The Chairman of the Board of the Bank is a director and treasurer of the mortgage company.


NOTE 15:  ADDITIONAL CASH FLOW INFORMATION

ADDITIONAL CASH PAYMENT INFORMATION

                                            1997         1996         1995
                                         ---------   ----------   ------------

    Income taxes paid                   $   819,000 $    397,000 $     383,000
                                         ==========  ===========  ============

    Interest paid                       $ 5,012,000 $  4,347,000 $   3,858,000
                                         ==========  ===========  ============

NON-CASH INVESTING ACTIVITIES

    Reclassification of securities
      from held-to-maturity to
      available-for-sale at
      amortized cost                    $         - $          - $   22,377,000
                                         ==========  ===========  =============

    Reclassification of securities
      from available-for-sale to
      held-to-maturity at fair value    $ 5,092,000 $ 8,808,000  $   10,299,000
                                         ==========  ===========  =============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 16:    CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

   Financial statements of the parent company, Union Bankshares, Ltd., are shown below and should be read in conjunction with the consolidated financial statements.

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS
                                                         1997          1996
                                                     -----------   -----------

Cash                                                $    311,000  $    711,000
Available-for-sale securities                          3,700,000     3,436,000
Excess of cost over fair value of net
  assets acquired, net of amortization                 2,720,000     2,946,000
Investment in subsidiary                              13,757,000    12,515,000
Due from subsidiary                                            -         7,000
Accrued interest receivable                               40,000        36,000
Income taxes receivable                                        -        26,000
Deferred income taxes                                     26,000        23,000
                                                     -----------   -----------

            Total Assets                            $ 20,554,000  $ 19,700,000
                                                     ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Note payable                                      $  2,000,000  $  3,500,000
  Other liabilities                                      332,000       168,000
                                                     -----------   -----------
       Total Liabilities                               2,332,000     3,668,000
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock                                             1,000         1,000
  Additional paid-in capital                           9,584,000     9,435,000
  Unrealized gains on subsidiary's
    available-for-sale securities                        253,000       348,000
  Retained earnings                                    8,384,000     6,248,000
                                                     -----------   -----------
       Total Stockholders' Equity                     18,222,000    16,032,000
                                                     -----------   -----------

       Total Liabilities and Stockholders' Equity    $20,554,000   $19,700,000
                                                     ===========   ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                     1997              1996              1995
                                                                ------------      -------------     --------------

OPERATING INCOME
  Dividends from subsidiary                                    $    1,600,000    $     1,250,000   $     1,000,000
  Interest income                                                     224,000            241,000           343,000
                                                                -------------     --------------    --------------
           Total operating income                                   1,824,000          1,491,000         1,343,000
                                                                -------------     --------------    --------------

OPERATING EXPENSES
  Interest                                                            268,000            385,000           543,000
  Losses on sales of investment securities                                  -                 -              6,000
  Amortization of excess of investment in
    subsidiary over net assets acquired                               226,000            226,000           226,000
  Salaries and employee benefits                                      479,000            354,000           322,000
  Occupancy and equipment                                              13,000             13,000            14,000
  Other                                                               305,000            321,000           357,000
                                                                -------------     --------------    --------------
           Total operating expenses                                 1,291,000          1,299,000         1,468,000
                                                                -------------     --------------    --------------

INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS OF SUBSIDIARY,
  INCOME TAX BENEFIT, AND EXTRAORDINARY
  ITEM                                                                533,000            192,000          (125,000)

EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                                     1,337,000          1,398,000           989,000

INCOME TAX BENEFIT                                                    266,000            320,000           362,000
                                                                -------------     --------------    --------------

INCOME BEFORE EXTRAORDINARY ITEM                                    2,136,000          1,910,000         1,226,000

EXTRAORDINARY ITEM
  Loss on early extinguishment of debt
    (net of applicable income taxes of $201,000)                            -            337,000                 -
                                                                -------------     --------------    --------------

NET INCOME                                                     $    2,136,000    $     1,573,000   $     1,226,000
                                                                =============     ==============    ==============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                     1997              1996              1995
                                                                ------------      -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    2,136,000    $     1,573,000   $     1,226,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Gains) losses on repurchase of notes payable                         -             65,000            (8,000)
      Losses on sales of securities                                         -                  -             6,000
      Net amortization of premiums (accretion of
        discounts) on investments                                     (20,000)           (99,000)            4,000
      Amortization of debt issuance costs                                   -            490,000            83,000
      Amortization of excess of cost over net assets acquired         226,000            226,000           226,000
      Deferred taxes                                                   (3,000)           (12,000)          (11,000)
  Change in:
      Other assets                                                     26,000            (26,000)           20,000
      Accrued interest receivable                                      (4,000)            16,000           (20,000)
      Due from subsidiary                                               7,000             41,000             6,000
      Equity in undistributed earnings of subsidiary               (1,337,000)        (1,398,000)         (989,000)
      Other liabilities                                               164,000           (228,000)          118,000
                                                                -------------     --------------    --------------
           Net cash provided by operating activities                1,195,000            648,000           661,000
                                                                -------------     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                       (3,704,000)        (6,351,000)       (5,665,000)
  Proceeds from sales of available-for-sale securities                      -          4,890,000         4,892,000
  Proceeds from maturities of available-for-sale securities         3,460,000          3,830,000           700,000
                                                                -------------     --------------    --------------
           Net cash provided by (used in) investing activities       (244,000)         2,369,000           (73,000)
                                                                -------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                               -          4,000,000                 -
  Principal repayments of notes payable                            (1,500,000)        (7,077,000)         (180,000)
  Proceeds from issuance of common stock                              149,000             51,000            25,000
  Repurchase of common stock                                                -                  -          (150,000)
  Repurchase of stock warrants                                              -                  -           (69,000)
                                                                -------------     --------------    --------------
           Net cash used in financing activities                   (1,351,000)        (3,026,000)         (374,000)
                                                                -------------     --------------    --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               (400,000)            (9,000)          214,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          711,000            720,000           506,000
                                                                -------------     --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $      311,000    $       711,000   $       720,000
                                                                =============     ==============    ==============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 17:  REGULATORY CAPITAL REQUIREMENTS

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighing, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 17: REGULATORY CAPITAL REQUIREMENTS  (Continued)

   The Company's and the Bank's actual capital amounts and ratios are also presented in the table. In accordance with FDIC regulations, no amount has been deducted from capital for interest rate risk.

                                                                                  To Be Well
                                                                               Capitalized Under
                                                            For Capital        Prompt Corrective
                                        Actual          Adequacy Purposes      Action Provisions
                                  -----------------     ------------------     -----------------
                                  Amount      Ratio      Amount      Ratio     Amount      Ratio
                                  ------      -----      ------      -----     ------      -----
AS OF DECEMBER 31, 1997:
 Total risk-based capital
  (to risk-weighted assets):
    Consolidated                $17,208,000  11.2%    $12,308,000    8.0%    $15,386,000   10.0%
    Bank                        $15,415,000  10.1%    $12,216,000    8.0%    $15,270,000   10.0%
 Tier I risk-based capital
  (to risk-weighted assets):
    Consolidated                $15,249,000   9.9%    $ 6,154,000    4.0%    $ 9,231,000    6.0%
    Bank                        $13,504,000   8.8%    $ 6,108,000    4.0%    $ 9,162,000    6.0%
 Tier I leverage capital
  (to adjusted total assets):
    Consolidated                $15,249,000   6.9%    $ 8,866,000    4.0%    $11,083,000    5.0%
    Bank                        $13,504,000   6.6%    $ 8,230,000    4.0%    $10,287,000    5.0%

AS OF DECEMBER 31, 1996:
 Total risk-based capital
  (to risk-weighted assets):
    Consolidated                $14,252,000  11.8%    $11,402,000    8.0%    $12,101,000   10.0%
    Bank                        $13,673,000  11.4%    $ 9,618,000    8.0%    $12,022,000   10.0%
 Tier I risk-based capital
  (to risk-weighted assets):
    Consolidated                $12,700,000  10.5%    $ 4,840,000    4.0%    $ 7,261,000    6.0%
    Bank                        $12,167,000  10.1%    $ 4,809,000    4.0%    $ 7,213,000    6.0%
 Tier I leverage capital
  (to adjusted total assets):
    Consolidated                $12,700,000   7.0%    $ 7,261,000    4.0%    $ 9,080,000    5.0%
    Bank                        $12,167,000   6.7%    $ 7,292,000    4.0%    $ 9,115,000    5.0%


   The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1997, approximately $3,724,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

CASH AND CASH EQUIVALENTS

   For these short-term instruments, the carrying amount approximates fair value.

INVESTMENT SECURITIES

   Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

LOANS

   The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

MORTGAGE LOANS HELD-FOR-SALE

   Fair values of mortgage loans held-for-sale is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

DEPOSITS

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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
        (CONTINUED)


COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         (CONTINUED)


                                        December 31, 1997            December 31, 1996
                                   ------------------------     -------------------------
                                   Carrying                     Carrying
                                   Amount        Fair Value     Amount         Fair Value
                                   --------      ----------     --------       ----------
FINANCIAL ASSETS
 Cash and due from banks         $ 15,314,000  $ 15,314,000   $ 12,356,000   $ 12,356,000
 Federal funds sold                11,400,000    11,400,000              -              -
 Available-for-sale securities     37,180,000    37,180,000     39,904,000     39,904,000
 Held-to-maturity securities       27,929,000    28,681,000     24,634,000     24,970,000
 Other investments                    916,000       916,000        494,000        494,000
 Interest receivable                1,353,000     1,353,000      1,107,000      1,107,000
 Loans, net of allowance
    for loan losses               120,659,000   123,906,000     98,978,000    100,566,000
 Mortgage loans held-for-sale       1,253,000     1,253,000              -              -

FINANCIAL LIABILITIES
 Deposits                         190,076,000   186,829,000    156,409,000    157,049,000
 Federal funds purchased                    -             -      6,200,000      6,200,000
 Notes payable                     12,000,000    12,137,000      3,500,000      3,500,000
 Interest payable                     187,000       187,000         95,000         95,000

UNRECOGNIZED FINANCIAL
 INSTRUMENTS
 (net of contract amount):
   Commitments to extend credit             -             -              -              -
   Letters of credit                        -             -              -              -
   Lines of credit                          -             -              -              -


NOTE 19: FUTURE CHANGES IN ACCOUNTING PRINCIPLE

   The Financial Accounting Standards Board recently adopted Statement No. 130 (Statement No. 130), "Reporting Comprehensive Income." Statement No. 130, which is to become effective for periods ending after December 31, 1997, requires disclosure of comprehensive income and changes in comprehensive income in the Company's basic financial statements. Statement No. 130 defines comprehensive income as the change in net equity of a business during a reporting period resulting from transactions and other circumstances from nonowner sources. Management believes that Statement No. 130 will have no significant impact on the Company's consolidated financial statements.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


NOTE 19: FUTURE CHANGES IN ACCOUNTING PRINCIPLE (Continued)

   The Financial Accounting Standards Board recently adopted Statement No. 131 (Statement No. 131) "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131, which is to become effective for periods beginning after December 15, 1997, requires that business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management believes that Statement No. 131 will have no significant impact on the Company's financial statements.

                       INDEPENDENT ACCOUNTANTS' REPORT ON
                           SUPPLEMENTARY INFORMATION




The Board of Directors
Union Bankshares, Ltd.
Denver, Colorado

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The nature of our audit procedures is more fully described in our report on the basic financial statements. The accompanying supplementary information ispresented for purposes ofadditional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our oinion, is fairly stated, ain allmaterial respects, in relation to the basic financial stat3ements taken as a whole.


                                          /S/ BAIRD, KURTZ & DOBSON

Denver, Colorado
January 16, 1998

                             UNION BANKSHARES, LTD.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


                                                     Union        Union Bank and        Combined      Eliminating    Consolidated
                       ASSETS                   Bankshares, Ltd.      Trust             Balance         Entries         Balance
                       ------                   ----------------  --------------        --------      -----------    ------------

Cash and due from banks                           $     311,000   $   15,214,000  $   15,525,000  $     (211,000)   $  15,314,000
Federal funds sold                                            -       11,400,000      11,400,000                -      11,400,000
Held-to-maturity securities                                   -       27,929,000      27,929,000                -      27,929,000
Available-for-sale securities                         3,700,000       33,480,000      37,180,000                -      37,180,000
Other investments                                             -          916,000         916,000                -         916,000
Investment in subsidiary                             13,757,000                -      13,757,000     (13,757,000)               -
Loans, net                                                    -      120,659,000     120,659,000                -     120,659,000
Mortgage loans held for sale                                  -        1,253,000       1,253,000                -       1,253,000
Excess of investment in subsidiary over
    net assets acquired, net                          2,720,000                -       2,720,000                -       2,720,000
Premises and equipment, net                                   -        1,378,000       1,378,000                -       1,378,000
Accrued interest receivable                              40,000        1,313,000       1,353,000                -       1,353,000
Deferred tax receivable                                  26,000          725,000         751,000                -         751,000
Other assets                                                  -          690,000         690,000         (38,000)         652,000
                                                   ------------    -------------   -------------   -------------     ------------
             Total Assets                         $  20,554,000   $  214,957,000  $  235,511,000  $  (14,006,000)   $ 221,505,000
                                                   ============    =============   =============   =============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Demand                                                  -   $   57,769,000   $  57,769,000   $    (204,000)   $  57,565,000
      NOW                                                     -       18,921,000      18,921,000          (7,000)      18,914,000
      Money market                                            -       65,074,000      65,074,000                -      65,074,000
      Savings                                                 -       10,798,000      10,798,000                -      10,798,000
      Time                                                    -       37,725,000      37,725,000                -      37,725,000
                                                   ------------    -------------   -------------   -------------     ------------
                                                              -      190,287,000     190,287,000        (211,000)     190,076,000
    Notes payable                                     2,000,000       10,000,000      12,000,000                -      12,000,000
    Accrued interest payable                                  -          187,000         187,000                -         187,000
    Other liabilities                                   332,000          726,000       1,058,000         (38,000)       1,020,000
                                                   ------------    -------------   -------------   -------------     ------------
             Total Liabilities                        2,332,000      201,200,000     203,532,000        (249,000)     203,283,000
                                                   ------------    -------------   -------------   -------------     ------------
STOCKHOLDERS' EQUITY
    Common stock                                          1,000        3,000,000       3,001,000      (3,000,000)           1,000
    Additional paid-in capital                        9,584,000        3,500,000      13,084,000      (3,500,000)       9,584,000
    Unrealized appreciation on available-
      for-sale securities                               253,000          253,000         506,000        (253,000)         253,000
    Retained earnings                                 8,384,000        7,004,000      15,388,000      (7,004,000)       8,384,000

             Total Stockholders' Equity              18,222,000       13,757,000      31,979,000     (13,757,000)      18,222,000
                                                   ------------    -------------   -------------   -------------     ------------
             Total Liabilities and Stockholders'
                Equity                            $  20,554,000   $  214,957,000   $ 235,511,000   $ (14,006,000)   $ 221,505,000
                                                   ============    =============   =============   =============     ============

                             UNION BANKSHARES, LTD.
                        CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1997

                                                       Union        Union Bank and    Combined         Eliminating    Consolidated
INTEREST INCOME                                   Bankshares, Ltd.      Trust          Balance            Entries        Balance
                                                  ----------------  --------------  ------------     --------------  --------------
  Interest and fees on loans                        $         -      $ 11,448,000   $ 11,448,000      $          -    $ 11,448,000
  Interest on investment securities:
    U.S. government agencies and corporations           224,000         2,682,000      2,906,000           (13,000)      2,893,000
    States and other political subdivisions                   -         1,393,000      1,393,000                 -       1,393,000
    Interest on federal funds sold and
      interest-bearing deposits in other
      financial institutions                                  -           226,000        226,000                 -         226,000
                                                     ----------        ----------     ----------       -----------      ----------
           Total interest income                        224,000        15,749,000     15,973,000           (13,000)     15,960,000
                                                     ----------        ----------     ----------       -----------      ----------
INTEREST EXPENSE
  Deposits                                                    -         4,134,000      4,134,000           (13,000)      4,121,000
  Federal funds purchased                                     -           110,000        110,000                 -         110,000
  Notes payable                                         268,000           619,000        887,000                 -         887,000
                                                     ----------        ----------     ----------       -----------      ----------
           Total interest expense                       268,000         4,863,000      5,131,000           (13,000)      5,118,000
                                                     ----------        ----------     ----------       -----------      ----------
NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                       (44,000)       10,886,000     10,842,000                 -      10,842,000
PROVISION FOR LOAN LOSSES                                     -           360,000        360,000                 -         360,000
                                                     ----------        ----------     ----------       -----------      ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       (44,000)       10,526,000     10,482,000                 -      10,482,000
                                                     ----------        ----------     ----------       -----------      ----------
NONINTEREST INCOME
  Service charges                                             -           371,000        371,000                 -         371,000
  Gains on sales of investment securities, net                -           101,000        101,000                 -         101,000
  Other                                                       -           486,000        486,000                 -         486,000
                                                     ----------        ----------     ----------       -----------      ----------
           Total noninterest income                           -           958,000        958,000                 -         958,000
                                                     ----------        ----------     ----------       -----------      ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                        479,000         3,998,000      4,477,000                 -       4,477,000
  Amortization of excess of investment in
    subsidiary over net assets acquired                 226,000                 -        226,000                 -         226,000
  Occupancy and equipment                                13,000         1,219,000      1,232,000                 -       1,232,000
  Other                                                 305,000         2,213,000      2,518,000                 -       2,518,000
                                                     ----------        ----------     ----------       -----------      ----------
           Total noninterest expense                  1,023,000         7,430,000      8,453,000                 -       8,453,000
                                                     ----------        ----------     ----------       -----------      ----------
INCOME (LOSS) BEFORE INCOME TAX
  (EXPENSE) BENEFIT AND EQUITY IN
  EARNINGS OF SUBSIDIARY                             (1,067,000)        4,054,000      2,987,000                 -       2,987,000
INCOME TAX BENEFITS (EXPENSE)                           266,000        (1,117,000)      (851,000)                -        (851,000)
                                                     ----------        ----------     ----------       -----------      ----------
INCOME (LOSS) BEFORE EQUITY IN EARNINGS
  OF SUBSIDIARY                                        (801,000)        2,937,000      2,136,000                 -       2,136,000
EQUITY IN EARNINGS OF SUBSIDIARY                      2,937,000                 -      2,937,000        (2,937,000)              -
                                                     ----------        ----------     ----------       -----------      ----------
NET INCOME                                          $ 2,136,000       $ 2,937,000    $ 5,073,000      $ (2,937,000)    $ 2,136,000
                                                     ==========        ==========     ==========       ===========      ==========