Form 10KSB/A
period 1997-12-31
UNION BANKSHARES LTD
filed 1998-04-10
CIK 895688

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                FORM 10-KSB/A-1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from        to
                                              --------  --------

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $28.50 per share as of April 9, 1998, was approximately $15,990,000.

     As of April 9, 1998, there were outstanding 1,168,507 shares of Common
Stock.

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

     Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page E-1.

     Transitional Small Business Disclosure Format (check one)  Yes    No X
                                                                   ---   ---

     Union Bankshares, Ltd. (the "Company") hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997 to correct the unintentional omission of the Independent Auditor's Report of McGladrey & Pullen, LLP from the Consolidated Financial Statements of the Company by filing such report herewith. No amendment has been made to such financial statements.

ITEM 7.     FINANCIAL STATEMENTS


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Union Bankshares, Ltd.
Denver, Colorado


We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Union Bankshares, Ltd. and Subsidiary (collectively, the Company) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                    /s/ McGLADREY & PULLEN, LLP


Charlotte, North Carolina
January 23, 1996

                                   SIGNATURES

     In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION BANKSHARES, LTD.


                                  By  /s/ CHARLES R. HARRISON
                                     -------------------------------------------
                                     Charles R. Harrison, Chairman of the Board,
                                     Chief Executive Officer and a Director


     In accordance with the Securities Exchange Act of 1934, as amended, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                           TITLE                          DATE
-----------------------------     ---------------------------------     --------------


/S/ CHARLES R. HARRISON           Chairman of the Board, Chief          April 10, 1998
------------------------------
    Charles R. Harrison           Executive Officer and a Director
                                  (Principal Executive Officer)


/S/ BRUCE E. HALL                 Vice President-Finance, Secretary,    April 10, 1998
------------------------------
    Bruce E. Hall                 Treasurer and a Director
                                  (Principal Financial and
                                  Accounting Officer)


/S/ WAYNE T. BIDDLE               Director                              April 10, 1998
------------------------------
    Wayne T. Biddle


/S/ JERROLD B. EVANS              Director                              April 10, 1998
------------------------------
    Jerrold B. Evans


/S/ RALPH D. JOHNSON              Director                              April 10, 1998
------------------------------
    Ralph D. Johnson


/S/ RICHARD C. SAUNDERS           Director                              April 10, 1998
------------------------------
    Richard C. Saunders


/S/ HERMAN J. ZUECK               Director                              April 10, 1998
------------------------------
    Herman J. Zueck


                                       -S-1-