Form 10QSB
period 1998-03-31
UNION BANKSHARES LTD
filed 1998-05-06
CIK 895688

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------
Commission File No. 0-21078


                             UNION BANKSHARES, LTD.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                             84-0986148
        -------------------------------            ------------------
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

--------------------------------------------------------------------------
                                   Not Changed
--------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                   -----  ----

At May 5, 1998, there were 1,168,507 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                  Page
                                                                  ----

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.................             1


         Item 2.  Management's Discussion and Analysis or
                           Plan of Operation...........             7


PART II - OTHER INFORMATION............................            13


SIGNATURES.............................................            14

Part I - Financial Information
Item 1 - Financial Statements
March  31,  1998

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION

                                                   March 31,      December 31,
             ASSETS                                   1998            1997
                                                 (Unaudited)
                                                =============    ==============

Cash and cash equivalents:
Cash and due from banks                         $  16,110,000    $  15,314,000
Federal funds sold                                 19,500,000       11,400,000
                                                -------------    -------------
  Total cash and cash equivalents                  35,610,000       26,714,000

Investment securities:
  Investment securities held to maturity           26,315,000       27,929,000
  Investment securities available for sale         36,819,000       37,180,000
  Other investments                                   935,000          916,000
                                                -------------    -------------
         Total investment securities               64,069,000       66,025,000

Loans:
  Commercial                                       88,840,000       87,929,000
  Real estate mortgage                              3,878,000        4,297,000
  Real estate construction                         11,067,000        9,625,000
  Consumer                                         20,347,000       20,933,000
                                                -------------    -------------
         Total loans                              124,132,000      122,784,000
  Less:  allowance for loan losses                 (2,170,000)      (2,125,000)
                                                -------------    -------------
                                                  121,962,000      120,659,000

  Mortgage loans held-for-sale                      2,835,000        1,253,000

  Excess of investment in subsidiary over net
   assets acquired                                  2,664,000        2,720,000
  Furniture, equipment and improvements, net        1,466,000        1,378,000
  Accrued interest receivable                       1,740,000        1,353,000
  Other assets                                      1,419,000        1,403,000
                                                =============    =============
TOTAL ASSETS                                    $ 231,765,000    $ 221,505,000
                                                =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
    Demand (noninterest -bearing)               $  57,978,000    $  57,565,000
    NOW                                            16,631,000       18,914,000
    Money Market                                   69,990,000       65,074,000
    Savings                                        12,160,000       10,798,000
    Time                                           43,598,000       37,725,000
                                                -------------    -------------
           Total deposits                         200,357,000      190,076,000

  Federal funds purchased                                --               --
  Notes payable                                    11,600,000       12,000,000
  Accrued interest payable                            203,000          187,000
  Other liabilities                                   834,000        1,020,000
                                                -------------    -------------
           Total liabilities                      212,994,000      203,283,000


  Stockholders' equity
    Common stock                                        1,000            1,000
    Common stock surplus                            9,595,000        9,584,000
    Valuation allowance                               298,000          253,000
    Retained earnings                               8,877,000        8,384,000
                                                -------------    -------------
           Total stockholders' equity              18,771,000       18,222,000
                                                -------------    -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 231,765,000    $ 221,505,000
                                                =============    =============

UNION BANKSHARES, LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                         =======================
                                                             1998          1997
                                                             ----          ----
INTEREST INCOME:
  Interest and fees on loans                             $ 3,066,000   $ 2,495,000
  Interest on investment securities:
     U.S. government agencies and corporations               665,000       723,000
     States and other political subdivisions                 291,000       386,000
  Interest on federal funds sold
     and interest bearing deposits at other banks             69,000        16,000
                                                         -----------   -----------
         Total interest income                             4,091,000     3,620,000
INTEREST EXPENSE:
  Interest on deposits                                     1,153,000       946,000
  Interest on federal funds purchased                          2,000        28,000
  Interest on notes payable                                  200,000       206,000
                                                         -----------   -----------
         Total interest expense                            1,355,000     1,180,000
                                                         -----------   -----------
NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSS                                                2,736,000     2,440,000
PROVISION FOR LOAN LOSS                                       99,000        60,000
                                                         -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSS                                                2,637,000     2,380,000
NONINTEREST INCOME:
  Service charges                                             92,000        89,000
  Gain (loss) on sale of securities available for sale        38,000        (3,000)
  Other                                                      113,000       107,000
                                                         -----------   -----------
         Total noninterest income                            243,000       193,000
                                                         -----------   -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                           1,324,000     1,057,000
  Amortization of investment in subsidiary
     over net assets acquired                                 56,000        57,000
  Occupancy and equipment                                    314,000       297,000
  Other                                                      656,000       583,000
                                                         -----------   -----------
         Total noninterest expense                         2,350,000     1,994,000
                                                         -----------   -----------


INCOME BEFORE INCOME TAX EXPENSE                             530,000       579,000
INCOME TAX EXPENSE (Note 3)                                   37,000       135,000
                                                         -----------   -----------

NET INCOME                                               $   493,000   $   444,000
                                                         ===========   ===========

EARNINGS PER COMMON SHARE BASIC: (Note 4)
  Net income per share                                   $      0.42   $      0.38
                                                         ===========   ===========
  Weighted average number of common shares outstanding     1,168,263     1,153,812
                                                         ===========   ===========

EARNINGS PER COMMON SHARE DILUTED (Note 4)
  Net income per share                                   $      0.38   $      0.36
                                                         ===========   ===========
  Weighted average number of common shares outstanding     1,310,003       243,901
                                                         ===========   ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)


                                          Three months ended
                                               March  31,
                                         ====================
                                           1998       1997
                                           ----       ----

Net  income                              $493,000   $444,000

Other comprehensive income net of tax:
  Unrealized gains on securities          298,000    253,000

                                         --------   --------
Comprehensive income                     $791,000   $697,000
                                         ========   ========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998


(Unaudited)
                                                             March 31,
                                                   ============================
                                                       1998              1997
                                                   =============   ============

Net cash provided (used) by operating activities   ($    82,000)   ($   284,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale
    securities                                        1,413,000       3,039,000
  Proceeds from maturities of held-to-maturity
    securities                                        1,561,000         818,000
  Proceeds from sale of available-for-sale
    securities                                        2,077,000         239,000
  Purchase of available-for-sale securities          (3,069,000)     (9,471,000)
  Purchase of loans held-for-sale                   (10,247,000)           --
  Proceeds from sale of loans held-for-sale           8,664,000            --
  Purchase of other investments                         (19,000)       (377,000)
  Net increase in loans                              (1,113,000)       (858,000)
  Purchase of furniture and equipment                  (181,000)        (21,000)

                                                   ------------    ------------
Net cash used in investing activities                  (914,000)     (6,631,000)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                    10,281,000       1,322,000
  Increase (decrease) in fed funds purchased               --        (5,700,000)
  New borrowings  long-term debt                           --        10,000,000
  Repayments of long-term debt                         (400,000)           --
  Proceeds from issuance of common stock                 11,000          23,000

                                                   ------------    ------------
Net cash provided by financing activities             9,892,000       5,645,000
                                                   ------------    ------------

Net increase in cash and cash equivalents             8,896,000      (1,270,000)

Cash and cash equivalents, beginning of year         26,714,000      12,356,000
                                                   ------------    ------------
Cash and cash equivalents, end of quarter          $ 35,610,000    $ 11,086,000
                                                   ============    ============

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998



NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 1998 and the Company's results of operations for the three months ended
March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

Certain reclassifications have been made to the March 31, 1997 Consolidated Financial Statements to conform to the March 31, 1998 Consolidated Financial Statements.


NOTE 2.  RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 1998 are not indicative of the results to be expected for the full year.


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

NOTE 4.  EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 141,740 shares purchasable pursuant to exercisable options during the three months ended March 31, 1998. Earnings per common share were affected by 90,089 shares purchasable pursuant to exercisable options during the three months ended March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 1998. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.


RESULTS OF OPERATIONS

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $493,000 for the quarter ended March 31, 1998, a increase of 11.0% from net income of $444,000 for the first quarter of 1997. 1998 first quarter earnings were positively impacted by a $296,000 increase in net interest income, a $41,000 increase in gain on sale of securities available for sale and a $98,000 decrease in income tax expense. These improvements were partially offset by an increase of $39,000 in provision for loan loss and a $356,000 increase in noninterest expense for the quarter ended March 31, 1998. Net income per share (diluted) was $.38 for the three months ended March 31, 1998 compared to $.36 per share (diluted) for the same period in 1997. Return on average assets and average equity were .93% and 10.72%, respectively, for the first quarter of 1998 compared to .95% and 10.98%, respectively, for the first quarter of 1997.

During the first quarter of 1998, the Bank's loan portfolio increased $1.3 million and its deposits increased $10.3 million.

INTEREST INCOME: Interest income increased $471,000, or 13.0%, to $4,091,000 for the first quarter of 1998 from $3,620,000 for the comparable 1997 period. This increase results from the increase in the Company's interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.76% for the first quarter of 1998, which reflects a decrease of 3 basis points (each basis point equals 1/100 of 1%) from the comparable 1997 period. The average yield on loans remained constant at 9.94% between the 1997 period and the 1998 period, and the average yield on securities held by the Company decreased from 7.19% in the 1997 period to 6.75% in the 1998 period. Interest income on loans was $571,000 greater in the 1998 period and interest income on securities decreased $153,000 in the 1998 period.

INTEREST EXPENSE: Interest expense increased $175,000, or 14.8%, to $1,355,000 for the quarter ended March 31, 1998 from $1,180,000 for the quarter ended March 31, 1997. This increase is primarily due to a $16.0 million increase in average interest bearing deposit accounts in the 1998 period compared to those in the 1997 period offset by the $1.5 million decrease in average notes payable. Average rates paid on interest bearing deposits increased 27 basis points to 3.70% in the first quarter of 1998 from 3.43% in the first quarter of 1997.

NET INTEREST INCOME: Net interest income before provision for loan loss was $2,736,000 for the quarter ended March 31, 1998, an increase of $296,000, or 12.1%, over the first quarter of 1997. Net interest margin decreased 9 basis points from 6.03% in the 1997 period to 5.94% in the 1998 period. The increase in net interest income is primarily due to a $571,000 increase in interest income on loans and a $53,000 increase in interest income on federal funds sold, offset by a $153,000 decrease in interest income on investment securities and a $175,000 increase in interest expense. The Company's average cost of funds for the quarter ended March 31, 1998 was 12 basis points higher than in the comparable 1997 period. The Company's average yield on interest earning assets decreased 3 basis points in the 1998 period compared to the year earlier period from 8.79% to 8.76%. The Company believes that the increase in its average cost of funds results from the increase in the percentage of deposits represented by branch deposits, which tend to be more consumer deposits, and increased competition.

NONINTEREST INCOME: Noninterest income increased $50,000, or 25.9%, for the quarter ended March 31, 1998 to $243,000 from $193,000 for the quarter ended March 31, 1997. This increase was primarily due to a $41,000 increase in the gain on sale of securities available for sale from a $3,000 loss in the first quarter of 1997 to a $38,000 gain in the first quarter of 1998.

NONINTEREST EXPENSE: Noninterest expense increased $356,000, or 17.9%, for the first quarter of 1998 to $2,350,000 compared to $1,994,000 in the first quarter of 1997. This increase is primarily the result of; (i) increases in salaries and benefits relating primarily to annual merit increases and staffing expense for the new branch; and (ii) an increase in other noninterest expenses due to increases in marketing expenses.


PROVISION FOR LOAN LOSS

The Company charged $99,000 to Provision for Loan Loss in the first quarter of 1998 and $60,000 for the same period in 1997. The ratio of loan loss reserve to total loans was 1.70% at March 31, 1998 and 1.78% at March 31, 1997. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 4.6% to $231.8 million at March 31, 1998 from $221.5 million at December 31, 1997. During the quarter ended March 31, 1998 deposits increased $10.3 million to $200.4 million at March 31, 1998 from $190.1 million at December 31, 1997. None of the Company's deposits at March 31, 1998 were brokered deposits.

The Loan Agreement with NationsBank provides for interest on outstanding amounts to be payable at NationsBank's corporate base rate, which is currently 8.50%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.

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

At December 31, 1997, the Company met all of the above criteria, and the loan was renewed for another one year term.

At March 31, 1998, the Company had $1.6 million outstanding under this loan agreement after making a $400,000 principal payment during the first quarter of 1998. The Company intends to continue to pay down this loan as liquidity allows.

The Company has also entered into a revolving line of credit with NationsBank in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest on amounts outstanding under this revolving line of credit, if any, is due quarterly. At March 31, 1998, this line of credit was also renewed for an additional one year term. There is currently no amount outstanding under this line of credit.

On January 14, 1997, the Bank borrowed $10 million from the Federal Home Loan Bank of Topeka (the "FHLB") in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its exposure relative to the Available for Sale portion of its securities portfolio, as discussed below. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately
$5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately
$5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, maturing January 14, 1999; and $5 million at 6.50%, maturing January 14, 2000. The loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans.

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

Total nonperforming assets were $70,000 and $23,000 at March 31, 1998 and December 31, 1997, respectively. Other Real Estate Owned (OREO) was $0 at both March 31, 1998 and December 31, 1997. At March 31, 1998 securities held to maturity were $26.3 million, or 41.1% of the total portfolio. Securities available for sale totaled $36.9 million, or 57.5% of the total portfolio. Other securities (investment in FHLB stock) totaled $.9 million, or 1.4% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At March 31, 1997, the market value of investments available for sale exceeded carrying value by approximately $444,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities held to maturity exceeded carrying value by approximately $709,000 at March 31, 1998. U.S. government securities make up $41.5 million, or 64.7% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $22.6 million, or 35.3% of the portfolio at March 31, 1998.

As noted in the Company's Form 10-KSB for the year ended December 31, 1997, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 1998, the dollar duration of the investment portfolio was 3.20 compared to 3.20 at December 31, 1997. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $549,000 to $18.8 million at March 31, 1998 from $18.2 million at December 31, 1997. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 1,500 shares of common stock, and the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 9.97% at March 31, 1998 and its total qualifying capital to risk weighted assets was 11.24%. As of March 31, 1998 the Bank also exceeded the minimum regulatory risk based capital ratios.


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

         Exhibit 27     Financial Data Schedule

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





                                            UNION BANKSHARES, LTD.
                                            ----------------------
                                            (Registrant)






         May 6, 1998                         /S/ BRUCE E. HALL
                                            ----------------------

                                            Bruce E. Hall
                                            Vice President, Treasurer and
                                            Secretary
                                            (Authorized Officer and Principal
                                            Financial Officer of the Registrant)