Form 10QSB
period 1998-06-30
UNION BANKSHARES LTD
filed 1998-07-31
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

At July 27, 1998, there were 2,340,514 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES    NO  X

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                              PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.................        3


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................        9


PART II - OTHER INFORMATION.........................          16


SIGNATURES..........................................          17

     Part I - Financial Information
     Item 1 - Financial Statements
     June  30,  1998

     UNION BANKSHARES, LTD.  AND  SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CONDITION


                                                             June 30,       December 31,
                 ASSETS                                        1998            1997
                                                           (Unaudited)
                                                          -------------    -------------
Cash and cash equivalents:
  Cash and due from banks                                 $  15,133,000    $  15,314,000
  Federal funds sold                                         24,900,000       11,400,000
                                                          -------------    -------------
     Total cash and cash equivalents                         40,033,000       26,714,000

Investment securities:
     Investment securities held to maturity                  25,003,000       27,929,000
     Investment securities available for sale                60,457,000       37,180,000
     Other investments                                          952,000          916,000
                                                          -------------    -------------
               Total investment securities                   86,412,000       66,025,000

Loans:
     Commercial                                              88,243,000       87,929,000
     Real estate mortgage                                     3,556,000        4,297,000
     Real estate construction                                10,591,000        9,625,000
     Consumer                                                19,554,000       20,933,000
                                                          -------------    -------------
               Total loans                                  121,944,000      122,784,000
     Less:  allowance for loan losses                        (2,247,000)      (2,125,000)
                                                          -------------    -------------
                                                            119,697,000      120,659,000

      Mortgage loans  held-for-sale                             576,000        1,253,000

     Excess of investment in subsidiary over net
        assets acquired                                       2,607,000        2,720,000
     Furniture, equipment and improvements, net               1,794,000        1,378,000
     Accrued interest receivable                              1,557,000        1,353,000
     Other assets                                             1,231,000        1,403,000
                                                          =============    =============
  TOTAL ASSETS                                            $ 253,907,000    $ 221,505,000
                                                          =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Demand (noninterest -bearing)                        $  58,650,000    $  57,565,000
     NOW                                                     17,754,000       18,914,000
     Money Market                                            81,923,000       65,074,000
     Savings                                                 12,129,000       10,798,000
     Time                                                    51,663,000       37,725,000
                                                          -------------    -------------
               Total deposits                               222,119,000      190,076,000

  Federal funds purchased                                          --               --
  Notes payable                                              11,200,000       12,000,000
  Accrued interest payable                                      177,000          187,000
  Other liabilities                                             983,000        1,020,000
                                                          -------------    -------------
               Total liabilities                            234,479,000      203,283,000


  Stockholders' equity
     Common stock                                                 1,000            1,000
     Common stock surplus                                     9,610,000        9,584,000
     Valuation allowance                                        550,000          253,000
     Retained earnings                                        9,267,000        8,384,000
                                                          -------------    -------------
               Total stockholders' equity                    19,428,000       18,222,000
                                                          -------------    -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 253,907,000    $ 221,505,000
                                                          =============    =============


UNION BANKSHARES, LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

                                                                Six  months ended            Three months ended
                                                                    June  30,                     June  30,
                                                            -------------------------   --------------------------
                                                                1998          1997          1998           1997
                                                            -----------   -----------   -----------    -----------
INTEREST INCOME:
     Interest and fees on loans                             $ 6,155,000   $ 5,348,000   $ 3,089,000    $ 2,853,000
     Interest on investment securities:
         U.S. government agencies and corporations            1,406,000     1,464,000       741,000        741,000
         States and other political subdivisions                664,000       758,000       373,000        372,000
     Interest on federal funds sold
         and interest bearing deposits at other banks           259,000        23,000       190,000          7,000
                                                            -----------   -----------   -----------    -----------
                   Total interest income                      8,484,000     7,593,000     4,393,000      3,973,000
INTEREST EXPENSE:
     Interest on deposits                                     2,429,000     1,907,000     1,276,000        961,000
     Interest on federal funds purchased                          2,000        94,000             0         66,000
     Interest on notes payable                                  394,000       440,000       194,000        234,000
                                                            -----------   -----------   -----------    -----------
                   Total interest expense                     2,825,000     2,441,000     1,470,000      1,261,000
                                                            -----------   -----------   -----------    -----------
NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSS                                                5,659,000     5,152,000     2,923,000      2,712,000
PROVISION FOR LOAN LOSS                                         187,000       180,000        88,000        120,000
                                                            -----------   -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS                                                5,472,000     4,972,000     2,835,000      2,592,000
NONINTEREST INCOME:
     Service charges                                            188,000       184,000        96,000         95,000
     Gain (loss) on sale of securities available for sale        35,000        53,000        (3,000)        56,000
     Other                                                      247,000       223,000       134,000        116,000
                                                            -----------   -----------   -----------    -----------
                   Total non interest income                    470,000       460,000       227,000        267,000
                                                            -----------   -----------   -----------    -----------
NONINTEREST EXPENSE:
     Salaries and employee benefits                           2,671,000     2,149,000     1,347,000      1,092,000
     Amortization of investment in subsidiary
         over net assets acquired                               113,000       113,000        57,000         56,000
     Occupancy and equipment                                    664,000       593,000       350,000        296,000
     Other                                                    1,475,000     1,237,000       819,000        654,000
                                                            -----------   -----------   -----------    -----------
                   Total non interest expense                 4,923,000     4,092,000     2,573,000      2,098,000
                                                            -----------   -----------   -----------    -----------


INCOME BEFORE INCOME TAX EXPENSE                              1,019,000     1,340,000       489,000        761,000
INCOME TAX EXPENSE  (Note 3)                                    136,000       352,000        99,000        217,000
                                                            -----------   -----------   -----------    -----------
NET INCOME                                                  $   883,000   $   988,000   $   390,000    $   544,000
                                                            ===========   ===========   ===========    ===========


EARNINGS PER COMMON SHARE  BASIC:  (Note 4)
     Net income per share                                   $      0.38   $      0.43   $      0.17    $      0.22
                                                            ===========   ===========   ===========    ===========
     Weighted average number of common shares outstanding     2,337,395     2,308,272     2,338,256      2,489,900
                                                            ===========   ===========   ===========    ===========


EARNINGS PER COMMON SHARE  DILUTED (Note 4)
     Net income per share                                   $      0.34   $      0.40   $      0.15    $      0.22
                                                            ===========   ===========   ===========    ===========
     Weighted average number of common shares outstanding    22,635,105     2,489,258     2,635,965      2,442,476
                                                            ===========   ===========   ===========    ===========

UNION BANKSHARES, LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME

(Unaudited)



                                                  Six months ended        Three months ended
                                                       June 30,                  June 30,
                                              -----------------------   -----------------------
                                                  1998        1997         1998         1997
                                              ----------   ----------   ----------   ----------
Net income                                    $  883,000   $  988,000   $  390,000   $  544,000

Other comprehensive income net of tax:
    Unrealized gains on securities               865,000      206,000      567,000      170,000

                                              ----------   ----------   ----------   ----------
Comprehensive income                          $1,748,000   $1,194,000   $  957,000   $  714,000
                                              ==========   ==========   ==========   ==========


UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1998


(Unaudited)

                                                               June 30,
                                                     ----------------------------
                                                         1998            1997
                                                     ------------    ------------

Net cash provided (used) by operating activities     $   (751,000)   $    885,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of available-for-sale
       securities                                      10,882,000       7,130,000
    Proceeds from maturities of held-to-maturity
       securities                                       3,525,000       1,656,000
    Proceeds from sale of available-for-sale
       securities                                       2,207,000      11,585,000
    Purchase of held-to-maturity securities              (705,000)           --
    Purchase of available-for-sale securities         (35,889,000)    (13,731,000)
    Purchase of loans held-for-sale                   (14,564,000)           --
    Proceeds from sale of loans held-for-sale          15,241,000            --
    Purchase of other investments                         (36,000)       (377,000)
    Net increase in loans                               1,400,000     (18,913,000)
    Purchase of furniture and equipment                  (615,000)        (60,000)

                                                     ------------    ------------
Net cash used in investing activities                 (18,554,000)    (12,710,000)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits                    32,043,000       4,342,000
    Increase (decrease) in fed funds purchased               --          (875,000)
    New borrowings  long-term debt                           --        10,000,000
    Repayments of long-term debt                         (800,000)       (500,000)
    Proceeds from issuance of common stock                 26,000          24,000
                                                     ------------    ------------
Net cash provided by financing activities              31,269,000      12,991,000
                                                     ------------    ------------

Net increase in cash and cash equivalents              11,964,000       1,166,000

Cash and cash equivalents, beginning of year           26,714,000      12,356,000
                                                     ------------    ------------
Cash and cash equivalents, end of quarter            $ 38,678,000    $ 13,522,000
                                                     ============    ============

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1998



NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of June 30, 1998 and the Company's results of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

Certain reclassifications have been made to the June 30, 1997 Consolidated Financial Statements to conform to the June 30, 1998 Consolidated Financial Statements.


NOTE 2.   RESULTS OF OPERATIONS

The results of operations for the three months ended June 30, 1998 are not indicative of the results to be expected for the full year.


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

NOTE 4.   EARNINGS PER COMMON SHARE

Earnings per common share (diluted) are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share (diluted) were affected by 297,710 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1998. Earnings per common share (diluted) were affected by 180,986 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1997.

On May 27, 1998, the stockholders voted to amend the Company's certificate of incorporation to increase the number of shares of common stock authorized for issuance from 5,000,000 to 10,000,000 and to approve a two-for-one stock split of the Company's common stock in the form of a share for share stock dividend. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due the declaration of the stock dividend. An amount equal to the par value of the common shares issued was transferred from additional paid in capital to the common stock account. The transfer has been reflected in the consolidated financial statements and all references to the number of shares and to per share amounts in the consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 1998. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1997, and should be read in conjunction therewith.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
1997

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $883,000 for the six months ended June 30, 1998, a decrease of 10.6% from net income of $988,000 for the first six months of 1997. Earnings were positively impacted in the first six months of 1998 by a $507,000 increase in net interest income and a $216,000 decrease in income tax expense. These improvements were partially offset by a $18,000 decrease in gain on sale of securities available for sale, an increase of $7,000 in provision for loan loss and a $831,000 increase in noninterest expense for the six months ended June 30, 1998. Net income per share (diluted) was $.34 for the six months ended June 30, 1998 compared to $.40 per share for the 1997 period. Return on average assets and average equity were .82% and 9.48%, respectively, for the six months ended June 30, 1998 compared to 1.05% and 12.16%, respectively, for the first six months of 1997.

During the first six months of 1998, the Company's deposits increased $32.0 million, mainly in interest bearing accounts. During the same period, the Company's net loans decreased $.9 million, and the Company's securities portfolio and Federal Funds sold increased $33.9 million. This combination resulted in a lower net interest margin, as the Company typically receives higher interest on its loans than on its securities portfolio. During the same period, staffing and marketing expenses increased due to the opening of the Littleton, Colorado branch and the planned opening of a new branch in Golden, Colorado. The Company continues to seek quality loans to increase its loan portfolio in a highly competitive market.

In addition, the Company's long term debt decreased $.8 million as a result of the Company's prepayment of its loan with NationsBank.


INTEREST INCOME: Interest income increased $891,000, or 11.7%, to $8,484,000 for the period ended June 30, 1998 from $7,593,000 for the comparable 1997 period, primarily as a result of higher loan balances and interest on Federal Funds sold during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.85% for the first six months of 1998, which reflects a decrease of 28 basis points (each basis point equals 1/100 of 1%) from the comparable

1997 period. The average yield on loans decreased from 10.24% in the 1997 period to 9.97% in the 1998 period, and the average yield on securities held by the Company decreased from 7.45% in the 1997 period to 7.19% in the 1998 period. Interest income on loans and interest on Federal Funds sold was $807,000 and $236,000 greater in the 1998 period, respectively, and interest income on securities decreased $152,000 in the 1998 period.


INTEREST EXPENSE: Interest expense increased $384,000, or 15.7%, to $2,825,000 for the six months ended June 30, 1998 from $2,441,000 for the six months ended June 30, 1997. This increase is primarily due to the increase in interest bearing deposit accounts in the 1998 period compared to those in the 1997 period. Average rates paid on interest bearing deposits increased 25 basis points to 3.76% in the first six months of 1998 from 3.51% in the first six months of 1997.


NET INTEREST INCOME: Net interest income before provision for loan loss was $5,659,000 for the six months ended June 30, 1998, an increase of $507,000, or 9.8%, over the first six months of 1997. Net interest margin decreased 30 basis points from 6.30% in the 1997 period to 6.00% in the 1998 period. The increase in net interest income is primarily due to an $807,000 increase in interest income on loans and a $236,000 increase in interest income on Federal Funds sold, partially offset by a $152,000 decrease in interest income on securities and a $384,000 increase in interest expense. The Company's average cost of funds for the six months ended June 30, 1998 was 9 basis points higher than the comparable 1997 period. The Company's average yield on interest earning assets decreased 28 basis points in the 1998 period compared to the 1997 period, from 9.13% to 8.85%.


NONINTEREST INCOME: Noninterest income increased $10,000 for the six months ended June 30, 1998 to $470,000 from $460,000 for the six months ended June 30, 1997.


NONINTEREST EXPENSE: Noninterest expense increased $831,000, or 20.3%, for the first six months of 1998 to $4,923,000 compared to $4,092,000 in the first six months of 1997. This increase is primarily the result of (I) increases in salaries and benefits relating primarily to annual merit increases, staffing expenses for the new branches, and additional staffing expenses for data processing; and (ii) an increase in other noninterest expenses due to increases in marketing expenses.


INCOME TAX EXPENSE: Income tax expense decreased $216,000, or 61.4%, for the first six months of 1998. This decrease is primarily the result of (ii) a decrease in pretax earnings and (ii) a tax credit recorded in 1998 for options exercised during 1997 and the stock acquired was sold within twelve months.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


OVERVIEW: The Company reported net income of $390,000 for the three months ended June 30, 1998, an decrease of 28.3% from net income of $544,000 for the comparable 1997 period. Net income was $.15 per share (diluted) for the three month period ended June 30, 1998, compared to $.22 per share (diluted) for the 1997 period. Return on average assets and average equity were .70% and 8.25%, respectively, for the three month period ended June 30, 1998, compared to 1.14% and 13.32%, respectively, for the 1997 period.

During the three months ended June 30,1998, the Company's deposits increased $21.8.0 million, mainly in interest bearing accounts. During the same period, the Company's net loans decreased $2.3 million, and the Company's securities portfolio and Federal Funds sold increased $27.7 million. This combination resulted in a lower net interest margin, as the Company typically receives higher interest on its loans than on its securities portfolio. During the same period, staffing and marketing expenses increased due to the opening of the Littleton, Colorado branch and the planned opening of a new branch in Golden, Colorado. The Company continues to seek quality loans to increase its loan portfolio in a highly competitive market.


INTEREST INCOME: Interest income increased $420,000, or 10.6%, to $4,393,000 for the three month period ended June 30, 1998 from $3,973,000 for the comparable 1997 period, primarily as a result of higher loan balances and interest on Federal Funds sold during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.94% for the three month period ended June 30, 1998, which reflects an decrease of 43 basis points from the comparable 1997 period. The average yield on loans decreased from 10.42% in the 1997 period to 10.00% in the 1998 period, and the average yield on securities held by the Company decreased from 7.63% in the 1997 period to 7.61% in the 1998 period. Interest income on loans, interest income on Federal Funds sold, and interest income on securities was $236,000, $183,000, and $1,000, respectively, greater in the 1998 period.


INTEREST EXPENSE: Interest expense increased $209,000, or 16.6%, to $1,470,000 for the three month period ended June 30, 1998 from $1,261,000 for the three month period ended June 30, 1997. This increase was primarily due to an increase in interest bearing deposit accounts in the 1998 period compared to the 1997 period. Average rates paid on interest bearing deposits increased 26 basis points to 3.83% in the three month period ended June 30, 1998 from 3.57% in the three month period ended June 30, 1997.

NET INTEREST INCOME: Net interest income before provision for loan loss was $2,923,000 for the three month period ended June 30, 1998, an increase of $211,000, or 7.8%, over the comparable period of 1997. Net interest margin decreased 44 basis points between the periods from 6.49% in the 1997 period to 6.05% in the 1998 period. The increase in the net interest income is primarily due to a $236,000 increase in interest income on loans and a $183,000 increase in interest income on Federal Funds sold, offset by a $209,000 increase in interest expense. The Company's average cost of funds for the three month period ended June 30, 1998 was 7 basis points higher than in the comparable 1997 period. The Company's average yield on earning assets decreased 43 basis points in the 1998 period compared to the 1997 period, from 9.37% to 8.94%.


NONINTEREST INCOME: Noninterest income decreased $40,000 for the three month period ended June 30, 1998 to $227,000 from $267,000 for the three month period ended June 30, 1997. This decrease was primarily due to a $59,000 decrease in the gain on sale of securities available for sale.


NONINTEREST EXPENSE: Noninterest expense increased $475,000, or 22.6%, for the three month period ended June 30, 1998 to $2,573,000 compared to $2,098,000 in the three month period ended June 30, 1997. This increase is primarily the result of (I) increases in salaries and benefits relating primarily to annual merit increases, staffing expenses for the new branches, and additional staffing expenses for data processing; and (ii) an increase in other noninterest expenses due to increases in marketing expenses.


PROVISION FOR LOAN LOSS

The Company charged $187,000 to Provision for Loan Loss in the first six months of 1998 and $180,000 for the same period in 1997. The ratio of loan loss reserve to total loans was 1.83% at June 30, 1998 and 1.63% at June 30, 1997. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 14.8% to $254.4 million at June 30, 1998 from $221.5 million at December 31, 1997. During the six months ended June 30, 1998 deposits increased $32.0 million to $222.1 million at June 30, 1998 from $190.1 million at December 31, 1997. None of the Company's deposits at June 30, 1998 were brokered deposits.

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

At June 30, 1998, the Company had $1.2 million outstanding under this loan agreement after making a $400,000 principal payment during the second quarter of 1998. The Company intends to continue to pay down this loan as liquidity allows.

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

Total nonperforming assets were $54,000 and $23,000 at June 30, 1998 and December 31, 1997, respectively. Other Real Estate Owned (OREO) was $0 at both June 30, 1998 and December 31, 1997. At June 30, 1998, securities held to maturity were $25.0 million, or 28.9% of the total portfolio, and securities available for sale totaled $60.4 million, or 70.0% of the total portfolio. Other securities (investment in FHLB stock) totaled $0.9 million, or 1.1% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At June 30, 1998, the market value of investments available for sale exceeded carrying value by approximately $830,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $829,000 at June 30, 1998. U.S. government securities make up $16.7 million, or 18.9% of the investment portfolio, mortgage backed securities make up $45.9 million, or 52.0% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $24.7 million, or 28.0% of the investment portfolio, and other investments make up $.9 million, or 1.1% of the investment portfolio at June 30, 1998.

As noted in the Company's Form 10-KSB for the year ended December 31, 1997, management has generally sought to control the exposure of the

Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 1998, the dollar duration of the investment portfolio was 3.50 compared to 3.20 at December 31, 1997. This modest increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first six months of 1998 with securities with the same or lower yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $1,521,000 to $19.7 million at June 30, 1998 from $18.2 million at December 31, 1997. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 6,500 shares of common stock, plus the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 10.36% at June 30, 1998 and its total qualifying capital to risk weighted assets was 11.63%. As of June 30, 1998 the Bank also exceeded the minimum regulatory risk based capital ratios.



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

         Exhibit 27.  Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      UNION BANKSHARES, LTD.
                                      (Registrant)




July 31, 1998                         /s/ Bruce E. Hall
                                      ------------------------------------------
                                      Bruce E. Hall
                                      Vice President,Treasurer and Secretary
                                      (Authorized Officer and Principal
                                      Financial Officer of the Registrant)