Form 10QSB
period 1998-09-30
UNION BANKSHARES LTD
filed 1998-10-26
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------
Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                         84-0986148
      -------------------                             -------------------
(State of other jurisdiction of                        (I.R.S. Employer)
 incorporation of organization)                       Identification No.)

                1825 LAWRENCE STREET, SUITE 444, DENVER, CO 80202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 298-5352
              (Registrant's telephone number, including area code)
             ------------------------------------------------------
                                   Not Changed
             ------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X NO .
----- ---

At October 19, 1998, there were 2,340,514 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES   NO X
                                                           ----- ----

                             UNION BANKSHARES, LTD.


                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements...........................................3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.....................................................9


PART II - OTHER INFORMATION..................................................16


SIGNATURES...................................................................17

                             Union Bankshares, Ltd.

                         Part I - Financial Information


Item 1.    Financial Statements -- September 30, 1998

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION

                                                                                September 30,      December 31,
                                                                                    1998              1997
                           ASSETS                                                (Unaudited)
                                                                                -------------     -------------
Cash and cash equivalents:
  Cash and due from banks                                                       $  17,140,000     $  15,314,000
  Federal funds sold                                                               11,000,000        11,400,000
                                                                                -------------     -------------
     Total cash and cash equivalents                                               28,140,000        26,714,000

Investment securities:
  Investment securities held to maturity                                           25,786,000        27,929,000
  Investment securities available for sale                                         58,515,000        37,180,000
  Other investments                                                                   970,000           916,000
                                                                                -------------     -------------
     Total investment securities                                                   85,271,000        66,025,000

Loans:
  Commercial                                                                       92,771,000        87,929,000
  Real estate mortgage                                                              3,623,000         4,297,000
  Real estate construction                                                         12,684,000         9,625,000
  Consumer                                                                         18,851,000        20,933,000
                                                                                -------------     -------------
         Total loans                                                              127,929,000       122,784,000
  Less:  allowance for loan losses                                                 (2,304,000)       (2,125,000)
                                                                                -------------     -------------
                                                                                  125,625,000       120,659,000

  Mortgage loans held-for-sale                                                      2,504,000         1,253,000

  Excess of investment in subsidiary over net assets acquired                       2,551,000         2,720,000
  Furniture, equipment and improvements, net                                        2,030,000         1,378,000
  Accrued interest receivable                                                       1,636,000         1,353,000
  Other assets                                                                      1,641,000         1,403,000
                                                                                -------------     -------------
TOTAL ASSETS                                                                    $ 249,398,000     $ 221,505,000
                                                                                =============     =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand (noninterest-bearing)                                                  $  67,038,000     $  57,565,000
  NOW                                                                              18,009,000        18,914,000
  Money Market                                                                     61,245,000        65,074,000
  Savings                                                                          11,836,000        10,798,000
  Time                                                                             58,935,000        37,725,000
                                                                                -------------     -------------
         Total deposits                                                           217,063,000       190,076,000

Federal funds purchased                                                                 -                 -
Notes payable                                                                      11,000,000        12,000,000
Accrued interest payable                                                              252,000           187,000
Other liabilities                                                                   1,224,000         1,020,000
                                                                                -------------     -------------
         Total liabilities                                                       229,539,000       203,283,000

Stockholders' equity
  Common stock                                                                          1,000             1,000
  Common stock surplus                                                              9,610,000         9,584,000
  Valuation allowance                                                                 616,000           253,000
  Retained earnings                                                                 9,632,000         8,384,000
                                                                                -------------     -------------
         Total stockholders' equity                                                19,859,000        18,222,000
                                                                                -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 249,398,000     $ 221,505,000
                                                                                =============     =============

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

                                                                   Nine months ended            Three months ended
                                                                     September 30,                September 30,
                                                              --------------------------     ----------    ----------
                                                                  1998           1997           1998          1997
                                                              -----------    -----------     ----------    ----------
INTEREST INCOME:
  Interest and fees on loans                                  $ 9,385,000    $ 8,429,000     $3,230,000    $3,081,000
  Interest in investment securities:
     U.S. government agencies and corporations                  2,189,000      2,129,000        783,000       665,000
     States and other political subdivisions                    1,018,000      1,050,000        354,000       292,000
  Interest on federal funds sold and interest bearing
     deposits at other banks                                      487,000         80,000        228,000        57,000
                                                              -----------    -----------     ----------    ----------
         Total interest income                                 13,079,000     11,688,000      4,595,000     4,095,000
INTEREST EXPENSE:
  Interest on deposits                                          3,932,000      2,962,000      1,503,000     1,055,000
  Interest on federal funds purchased                               2,000        108,000              0        14,000
  Interest on notes payable                                       582,000        667,000        188,000       227,000
                                                              -----------    -----------     ----------    ----------
         Total interest expense                                 4,516,000      3,737,000      1,691,000     1,296,000
                                                              -----------    -----------     ----------    ----------
NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSS                                                 8,563,000      7,951,000      2,904,000     2,799,000
PROVISION FOR LOAN LOSS                                           243,000        270,000         56,000        90,000
                                                              -----------    -----------     ----------    ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSS                                                 8,320,000      7,681,000      2,848,000     2,709,000
NONINTEREST INCOME:
  Service charges                                                 292,000        280,000        104,000        96,000
  Gain (loss) on sale of securities available for sale             25,000         91,000        (10,000)       38,000
  Other                                                           398,000        329,000        151,000       106,000
                                                              -----------    -----------     ----------    ----------
         Total noninterest income                                 715,000        700,000        245,000       240,000
                                                              -----------    -----------     ----------    ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                4,009,000      3,287,000      1,338,000     1,138,000
  Amortization of investment in subsidiary over net
   assets acquired                                                170,000        170,000         57,000        57,000
  Occupancy and equipment                                       1,095,000        912,000        431,000       319,000
  Other                                                         2,273,000      1,873,000        798,000       636,000
                                                              -----------    -----------     ----------    ----------
         Total noninterest expense                              7,547,000      6,242,000      2,624,000     2,150,000
                                                              -----------    -----------     ----------    ----------

INCOME BEFORE INCOME TAX EXPENSE                                1,488,000      2,139,000        469,000       799,000
INCOME TAX EXPENSE (Note 3)                                       240,000        628,000        104,000       276,000
                                                              -----------    -----------     ----------    ----------
NET INCOME                                                    $ 1,248,000    $ 1,511,000     $  365,000    $  523,000
                                                              ===========    ===========     ==========    ==========


EARNINGS PER COMMON SHARE BASIC:
(Note 4)
  Net income per share                                        $      0.53    $      0.65     $     0.15    $     0.21
                                                              ===========    ===========     ==========    ==========
  Weighted average number of common shares
    outstanding                                                 2,338,446      2,312,320      2,340,514     2,489,900
                                                              ===========    ===========     ==========    ==========


EARNINGS PER COMMON SHARE DILUTED:
(Note 4)
  Net income per share                                        $      0.47    $      0.60     $     0.13    $     0.21
                                                              ===========    ===========     ==========    ==========
  Weighted average number of common shares
    outstanding                                                 2,630,620      2,502,166      2,632,688     2,442,476
                                                              ===========    ===========     ==========    ==========

UNION BANKSHARES, LTD. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)






                                                                   Nine months ended             Three months ended
                                                                     September 30,                 September 30,
                                                              --------------------------     -------------------------
                                                                  1998           1997            1998          1997
                                                              -----------    -----------     ----------    -----------
Net income                                                    $ 1,248,000    $ 1,511,000     $  365,000    $   523,000

Other comprehensive income net of tax:
  Unrealized gains on securities                                  616,000        257,000         66,000        (91,000)

                                                              -----------    -----------     ----------    -----------
Comprehensive income                                          $ 1,864,000    $ 1,768,000     $  431,000    $   432,000
                                                              ===========    ===========     ==========    ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


(Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                -------------------------------
                                                                                     1998             1997
                                                                                -------------     -------------
Net cash provided (used) by operating activities                                $     996,000     $   1,623,000
                                                                                -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale securities                        19,295,000         2,627,000
  Proceeds from maturities of held-to-maturity securities                           5,236,000         8,221,000
  Proceeds from sale of available-for-sale securities                               2,207,000        12,717,000
  Proceeds from sale of held-to-maturity securities                                     -               676,000
  Purchase of available-for-sale securities                                        42,343,000)      (18,153,000)
  Purchase of held-to-maturity securities                                          (3,237,000)       (4,000,000)
  Purchase of loans held-for-sale                                                  19,905,000)            -
  Purchase from sale of loans held-for-sale                                        19,602,000             -
  Purchase of other investments                                                       (54,000)         (377,000)
  Net increase in loans                                                            (5,405,000)      (22,050,000)
  Purchase of furniture and equipment                                                (979,000)         (152,000)

                                                                                -------------     -------------
Net cash used in investing activities                                              25,583,000)      (20,491,000)
                                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                                                  26,987,000        20,491,000
  Increase (decrease) in federal funds purchased                                        -            (6,200,000)
  New borrowings long-term debt                                                         -            10,000,000
  Repayments of long-term debt                                                     (1,000,000)         (750,000)
  Proceeds from issuance of common stock                                               26,000           113,000

                                                                                -------------     -------------
Net cash provided by financing activities                                          26,013,000        23,654,000
                                                                                -------------     -------------

Net increase in cash and cash equivalents                                           1,426,000         4,786,000

Cash and cash equivalents, beginning of year                                       26,714,000        12,356,000
                                                                                -------------     -------------
Cash and cash equivalents, end of quarter                                       $  28,140,000     $  7,142,000
                                                                                =============     =============

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998


NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 1998 and the Company's results of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

Certain reclassifications have been made to the September 30, 1997 Consolidated Financial Statements to conform to the September 30, 1998 Consolidated Financial Statements.

NOTE 2.    RESULTS OF OPERATIONS

The results of operations for the three months ended September 30, 1998 are not indicative of the results to be expected for the full year.

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

NOTE 4.    EARNINGS PER COMMON SHARE

Earnings per common share (diluted) are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share (diluted) were affected by 292,174 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1998. Earnings per common share (diluted) were affected by 189,846 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the third quarter and nine months ended September 30, 1998. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1997, and should be read in conjunction with those statements.

GENERAL

On August 27, 1998, the Company announced the planned merger of Lakewood State Bank ("LSB") a state chartered bank located in Lakewood, Colorado, into its wholly owned subsidiary, Union Bank & Trust ("Bank"). The Company believes that LSB's operating philosophy is consistent with the Bank's, and that the combined Bank, with over $300 million in proforma assets, will be able to operate effectively in the Denver marketplace. The merger is structured as a cash-for-stock acquisition in which the LSB shareholders will receive a total of $8.35 million in cash, LSB will be merged into the Bank and LSB's separate corporate existence will cease. Thereafter, it is expected that LSB's operations will be operated in the same fashion as the Company's other branches.

The Company intends to use the proceeds from either a traditional bank stock loan, together with available working capital, or the proceeds of a Trust Preferred Securities offering, to provide long-term financing for the planned merger.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

OVERVIEW: Union Bankshares, Ltd. (the "Company"), reported net income of $1,248,000 for the nine months ended September 30, 1998, a decrease of 17.4% from net income of $1,511,000 for the first nine months of 1997. Earnings were positively impacted in the first nine months of 1998 by an increase in net interest income of $612,000, a $27,000 decrease in provision for loan loss and a $388,000 decrease in income tax expense. These improvements were partially offset by a $66,000 decrease in gain on sale of securities available for sale and a $1,305,000 increase in noninterest expense for the nine months ended September 30, 1998. Net income per share (diluted) was $.47 for the nine months ended September 30, 1998, compared to $.60 per share for the 1997 period. Return on average assets and average equity were .73% and 8.79%, respectively, for the nine months ended September 30, 1998, compared to 1.05% and 12.18%, respectively, for the first nine months of 1997.

During the first nine months of 1998, the Company's deposits increased $27.0 million, mainly in interest bearing accounts. During the same period, the Company's total loans increased $5.1 million, and the Company's securities portfolio and Federal Funds sold increased $18.8 million. This combination of changes in the earning asset mix, along with market pressure to price loans lower and deposit higher, resulted in a lower net interest margin.

In addition, the Company's long term debt decreased $1.0 million as a result of a partial prepayment of the Company's loan with NationsBank.

INTEREST INCOME: Interest income increased $1,391,000, or 11.9%, to $13,079,000 for the period ended September 30, 1998 from $11,688,000 for the comparable 1997 period, primarily as a result of higher loan balances and interest on Federal Funds sold during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.66% for the first nine months of 1998, which reflects a decrease of 47 basis points (each basis point equals 1/100th of 1%) from the comparable 1997 period. The average yield on loans decreased from 10.22% in the 1997 period to 9.98% in the 1998 period, and the average yield on securities held by the Company decreased from 7.37% in the 1997 period to 6.84% in the 1998 period. Interest income on loans, Federal Funds sold and securities was $956,000, $407,000 and $28,000 greater in the 1998 period, respectively.

INTEREST EXPENSE: Interest expense increased $779,000, or 20.8%, to $4,516,000 for the nine months ended September 30, 1998 from $3,737,000 for the nine months ended September 30, 1997. This increase is primarily due to the change in the mix in interest bearing and noninterest bearing deposit accounts in the 1998 period compared to those in the 1997 period. Average rates paid on interest bearing deposits increased 22 basis points to 3.76% in the first nine months of 1998 from 3.54% in the first nine months of 1997. Interest bearing deposits increased to $150.0 million from $123.2 million in the year earlier period.

NET INTEREST INCOME: Net interest income before provision for loan loss was $8,563,000 for the nine months ended September 30, 1998, an increase of $612,000, or 7.7%, over the first nine months of 1997. Net interest margin decreased 53 basis points from 6.30% in the 1997 period to 5.77% in the 1998 period. The increase in net interest income is primarily due to a $956,000 increase in interest income on loans and a $407,000 increase in interest income on Federal Funds sold, partially offset by a $779,000 increase in interest expense. The Company's average cost of funds for the nine months ended September 30, 1998 was 5 basis points higher than the comparable 1997 period. The Company's average yield on interest earning assets decreased 47 basis points in the 1998 period compared to the 1997 period, from 9.13% to 8.66%.

NONINTEREST INCOME: Noninterest income increased $15,000 for the nine months ended September 30, 1998 to $715,000 from $700,000 for the nine months ended September 30, 1997.

NONINTEREST EXPENSE: Noninterest expense increased $1,305,000, or 20.9%, for the first nine months of 1998 to $7,547,000 compared to $6,242,000 in the first nine months of 1997. This increase is primarily the result of (i) increases in salaries and benefits relating primarily to annual merit increases, staffing expenses for the new branches, and additional staffing expenses for data processing in respect of the Year 2000 situation; (ii) increases in occupancy and equipment relating to the new branches; and (iii) increases in other noninterest expenses due to increases in marketing expenses and other expenses relating to opening two new branches in 1998.

INCOME TAX EXPENSE: Income tax expense decreased $388,000, or 61.8%, for the first nine months of 1998. This decrease is primarily the result of (i) a decrease in pretax earnings and (ii) a tax credit recorded in 1998 in connection with options exercised during 1997 and the stock acquired was sold within twelve months.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

OVERVIEW: The Company reported net income of $365,000 for the three months ended September 30, 1998, a decrease of 30.2% from net income of $523,000 for the comparable 1997 period. Net income was $.13 per share (diluted) for the three month period ended September 30, 1998, compared to $.21 per share (diluted) for the 1997 period. Return on average assets and average equity were .59% and 7.50%, respectively, for the three month period ended September 30, 1998, compared to 1.05% and 12.22%, respectively, for the 1997 period.

INTEREST INCOME: Interest income increased $500,000, or 12.2%, to $4,595,000 for the three month period ended September 30, 1998 from $4,095,000 for the comparable 1997 period, primarily as a result of higher loan balances and interest on Federal Funds sold during the period. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.33% for the three month period ended September 30, 1998, which reflects a decrease of 78 basis points from the comparable 1997 period. The average yield on loans decreased from 10.18% in the 1997 period to 10.02% in the 1998 period, and the average yield on securities held by the Company decreased from 7.20% in the 1997 period to 6.28% in the 1998 period. Interest income on loans, Federal Funds sold and securities was $149,000, 171,000 and $180,000, respectively, greater in the 1998 period.

INTEREST EXPENSE: Interest expense increased $395,000, or 30.5%, to $1,691,000 for the three month period ended September 30, 1998 from $1,296,000 for the three month period ended September 30, 1997. This increase was primarily due to an increase in interest bearing deposit accounts in the 1998 period compared to the 1997 period. Average rates paid on interest bearing deposits increased 26 basis points to 3.86% in the three month period ended September 30, 1998 from 3.60% in the three month period ended September 30, 1997. Interest bearing deposits increased to $150.0 million from $123.2 million in the year earlier period.

NET INTEREST INCOME: Net interest income before provision for loan loss was $2,904,000 for the three month period ended September 30, 1998, an increase of $105,000, or 3.8%, over the comparable period of 1997. Net interest margin decreased 95 basis points between the periods from 6.31% in the 1997 period to 5.36% in the 1998 period. The increase in the net interest income is primarily due to an increase in interest income on loans, Federal Funds sold and securities of $149,000, $171,000 and $180,000, respectively, offset by a $395,000 increase in interest expense. The Company's average cost of funds for the three month period ended September 30, 1998 was 10 basis points higher than in the comparable 1997 period. The Company's average yield on interest earning assets decreased 78 basis points in the 1998 period compared to the 1997 period, from 9.11% to 8.33%.

NONINTEREST INCOME: Noninterest income increased $5,000 for the three month period ended September 30, 1998 to $245,000 from $240,000 for the three month period ended September 30, 1997.

NONINTEREST EXPENSE: Noninterest expense increased $474,000, or 22.1%, for the three month period ended September 30, 1998 to $2,624,000 compared to $2,150,000 in the three month period ended September 30, 1997. This increase is primarily the result of (i) salaries and benefits relating primarily to annual merit increases, staffing expenses for the new branches, and additional staffing expenses for data processing in respect of the Year 2000 situation; (ii) increases in occupancy and equipment relating to the new branches; and (iii) increases in other noninterest expenses due to increases in marketing expenses and other expenses relating to opening two new branches in 1998.

PROVISION FOR LOAN LOSS

The Company charged $243,000 to Provision for Loan Loss in the first nine months of 1998 and $270,000 for the same period in 1997. The ratio of loan loss reserve to total loans was 1.80% at September 30, 1998 and 1.66% at September 30, 1997. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 12.6% to $249.4 million at September 30, 1998 from $221.5 million at December 31, 1997. During the nine months ended September 30, 1998 deposits increased $27.0 million to $217.1 million at September 30, 1998 from $190.1 million at December 31, 1997. None of the Company's deposits at September 30, 1998 were brokered deposits.

The Loan Agreement with NationsBank (formerly Boatmen's) provides for interest on outstanding amounts to be payable at NationsBank's corporate base rate, which is currently 8.50%. The Loan Agreement provides for a one-year term loan which is renewable by the Company unless the Company's credit standing is unsatisfactory based on the criteria set forth below. The Loan Agreement contains a twelve-year amortization schedule, with interest only for the first two years, assuming renewal of the loan in accordance with its terms.

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

At September 30, 1998, the Company had $1.0 million outstanding under this loan agreement after making a $200,000 principal payment during the third quarter of 1998. The Company intends to continue to pay down this loan as liquidity allows.

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

In early 1998, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to securities held in the Available for Sale portfolio. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately $5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, maturing January 14, 1999; and $5 million at 6.50%, maturing January 14, 2000. These loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans.

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

Total nonperforming assets were $52,000 and $23,000 at September 30, 1998 and December 31, 1997, respectively. Other Real Estate Owned (OREO) was $0 at both September 30, 1998 and December 31, 1997. At September 30, 1998, securities held to maturity were $25.8 million, or 30.2% of the total portfolio, and securities available for sale totaled $58.5 million, or 68.6% of the total portfolio. Other securities (investment in FHLB stock) totaled $1.0 million, or 1.2% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At September 30, 1998, the market value of investments available for sale exceeded carrying value by approximately $963,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $931,000 at September 30, 1998. U.S. government securities make up $15.2 million, or 17.8% of the investment portfolio, mortgage backed securities make up $44.5 million, or 52.3% of the investment portfolio, obligations of states and political subdivisions (municipal securities) comprise $24.6 million, or 28.8% of the investment portfolio, and other investments make up $1.0 million, or 1.1% of the investment portfolio at September 30, 1998.

As noted in the Company's Form 10-KSB for the year ended December 31, 1997, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 1998, the dollar duration of the investment portfolio was 3.20 compared to 3.20 at December 31, 1997. This lack of change in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first nine months of 1998 with securities with the same or lower yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.

CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $1.7 to $19.9 million at September 30, 1998 from $18.2 million at December 31, 1997. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 6,500 shares of common stock, plus the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 11.72% at September 30, 1998, and its total qualifying capital to risk weighted assets was 12.97%. As of September 30, 1998, the Bank also exceeded the minimum regulatory risk based capital ratios.

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

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)    Exhibit 27.1    Financial Data Schedule

           b)    Reports on Form 8-K.

     On September 2, 1998, the Company filed a Form 8-K reporting under "Item 5. Other Events" with respect to the acquisition of Lakewood State Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNION BANKSHARES, LTD.
                                        ---------------------------------------
                                        (Registrant)



October 26, 1998                         /s/ BRUCE E. HALL
                                        ---------------------------------------
                                        Bruce E. Hall
                                        Vice President, Treasurer and Secretary
                                        (Authorized Officer and Principal
                                        Financial Officer of the Registrant)

Union Bankshares                           Form 10-QSB

                                           09/30/98