Form 10KSB
period 1998-12-31
UNION BANKSHARES LTD
filed 1999-03-31
CIK 895688

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-21078

                                ----------------

                             UNION BANKSHARES, LTD.
                 (Name of small business issuer in its charter)

              DELAWARE                                        84-0986148
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)
                         1825 LAWRENCE STREET, SUITE 444
                             DENVER, COLORADO 80202
                    (Address of principal executive offices)

                                  (303)298-5352
                           (Issuer's telephone number)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share
    Union Bankshares Capital Trust I 9% Cumulative Trust Preferred Securities
        and the Guarantee of Union Bankshares, Ltd. with respect thereto
                               (Titles of classes)
                                ----------------
         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No
                                  ------     ------
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The Registrant's gross revenues for the fiscal year ended December 31, 1998 totaled $18.9 million.

         The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $10.50 per share as of March 25, 1999, was approximately $13,097,049.

         As of March 25, 1999, there were outstanding 2,346,514 shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1999, are incorporated by reference into
Part III as specified.

         Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page E-1.

         Transitional Small Business Disclosure Format (check one)
                              Yes      No   X
                                 -----    -----
================================================================================

                             UNION BANKSHARES, LTD.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I


Item 1.  Business..............................................................1

Item 2.  Properties...........................................................28

Item 3.  Legal Proceedings....................................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................29

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.............30

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...........................................................31

Item 7.  Financial Statements.................................................45

Item 8.  Changes In and Disagreements With Accountants On
         Accounting and Financial Disclosure..................................45

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................46

Item 10. Executive Compensation...............................................46

Item 11. Security Ownership of Certain Beneficial Owners and
         Management...........................................................46

Item 12. Certain Relationships and Related Transactions.......................46

Item 13. Exhibits and Reports on Form 8-K.....................................47

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

         The Bank has maintained its emphasis on asset quality and capital preservation by following conservative loan underwriting standards that have allowed it to avoid excessive loan losses. The Bank's ratios of nonperforming assets to capital and to total assets were 0.9% and 0.06%, respectively, at December 31, 1998.

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

         The Company's strategy for growth (see "Growth Strategy") is based primarily on developing startup branches that are strategically located around the Denver metropolitan area to serve the Bank's focus market of small and medium-sized businesses and individuals. The Company has opened five branches in the last several years, the first in the Lakeside area in July 1994, the second in the University Hills area in March 1995, the third in the Lakewood area in December 1995, the fourth in the Littleton area in May 1998 and the fifth in the Golden area in October 1998. Each of these are full service branches, having the appearance of stand alone banks. In addition, the Company acquired Lakewood State Bank in December 1998 and established it as the Company's sixth branch. The Company views the acquisition of Lakewood State Bank as an opportunistic enhancement of its branching strategy. The Company continues to analyze opportunities to open additional full-service branches in the metropolitan Denver area, subject to identification of an appropriate market and branch location, negotiation of an acceptable lease and approval of the various regulatory bodies and branching restrictions under Colorado law. The Company will also assess additional acquisition opportunities as they present themselves. See "Supervision and Regulation."

         See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" for a discussion of matters regarding forward-looking statements in this Form 10-KSB.

OPERATING STRATEGY

         The Company's strategy as an independent, one-bank holding company has been carried out through the operations of the Bank and, since 1994, its branches. The Bank, since its acquisition by the Company in 1985, has emphasized local relationship banking for the small and medium-sized business and individuals.
The Bank's operating strategies include:

         o   Personal Attention and Professional Service

         o   Maintaining Asset Quality

         o   Asset/Liability Management

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

         Personal Attention and Professional Service. The Bank's customer-oriented strategy is one of providing customers with personal attention and professional service by involving all employees in developing and carrying out the customer service program. The Bank's executive management team believes that by providing all employees an open opportunity to communicate their ideas to management, and, if appropriate, implementing them, it can refine and improve the operation of the Bank. This employee involvement has led to two successful customer service efforts: the "Officer Call" program and the "Customer Compliment and Service Improvement" program. Under the Bank's Officer Call Program, which was implemented in 1986, lending officers call on existing customers and prospects on a regular basis. At these meetings, the officers seek to develop a better understanding of the business issues faced by the customer, and can discuss services which the Bank can provide to help them address their needs. In the Customer Compliment and Service Improvement program, the Bank, by including requests in mailings of monthly statements, and direct mail pieces, solicits customer feedback on the Bank's customer service performance. Customers are provided with a bank officer's name and phone number to ease the contact process, and are encouraged to speak (or write) freely with respect to both positive and negative aspects of the Bank's service. The Bank also surveys new customers (or existing customers who have opened additional accounts) to check on the level of service they received, and, secondarily, to solicit information that might help the Bank cross-sell additional services. As in the past, the Bank met with present and potential customers at various times during the year. The purpose of the meetings was to receive input from the Bank's customer base pertaining to the Bank's future direction as an organization, present level of service and products, and customers' ideas and philosophies of serving small and medium-sized businesses. In 1997, the Bank held its third Customer Business Fair, at which approximately 62 Union Bank & Trust customers elected to display their goods and services. Over 400 other Union Bank & Trust customers attended the Fair to view the exhibits. In 1998, the Bank held a Speakers' Conference in place of the Customer Business Fair and attracted over 450 attendees to this new event.

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

         Asset/Liability Management. The Bank's asset/liability management policy is designed to manage the risk/return relationships between capital adequacy, market risk, liquidity and interest rate risk. A substantial component of this policy is to protect the Bank's portfolio from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the Bank's balance sheet mix. The Bank's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."


GROWTH STRATEGY

         The Company has analyzed several potential bank acquisitions during the past five years and until the acquisition of Lakewood State Bank, discussed below, chose not to finalize such potential acquisitions due to the heightened price expectations of sellers in the Colorado market which have been brought about by the purchase of local banks by out-of-state and, in some cases, in-state banking groups at historically high multiples of book value. The Company intends to continue to analyze potential acquisitions in the Denver metropolitan area, as well as other areas in Colorado, but will aggressively pursue its branching strategy.

         The Company is focused on growth as an independent entity and has adopted an aggressive internal growth strategy through establishing full-service branches in locations in the Denver metropolitan area that will reach the small and medium-sized businesses in each location. The Bank's six existing full-service branches are structured to provide complete banking services in each location and each branch is headed by a branch president with responsibility and authority to service the banking and lending needs of the local business. This structure compliments the Bank's philosophy of customer-to-staff-to-management direction so that the Bank responds to customer input rather than the customer being asked to respond to the Bank without having the opportunity to give input.

         In July 1994, the Bank opened its first branch in the Lakeside area of metropolitan Denver. Since then, the Bank has opened branches in the University Hills area in March 1995, the Lakewood area in December 1995, the Littleton area in May 1998 and the Golden area in October 1998. In addition, the Bank acquired Lakewood State Bank in December 1998, which the Bank developed into its sixth branch. Each of these branches have been well-received by its respective community. The following table sets forth the deposits attracted and the loans made by the Bank and each of its six branches as of December 31, 1998.

                                            December 31, 1998
                                     ----------------------------
                                       Deposits           Loans
                                     -------------     ----------
                                         (Dollars in millions)

Main                                     $158.0         $ 86.8
Lakeside                                   25.5           10.7
University Hills                           19.2            7.2
Lakewood                                   17.3           13.9
Littleton                                   7.1            5.3
Golden                                      1.8            0.7
Lakewood State Bank                        42.8           22.6
                                        =======          ======
         Total                           $271.7         $147.2

         The Company acquired Lakewood State Bank in a cash-for-stock merger in which the shareholders Lakewood State Bank received a total of $8.35 million in cash and Lakewood State Bank was merged with and into the Bank. Management believes that the operating philosophy of Lakewood State Bank is consistent with the Bank's and that the combined bank will be able to operate effectively in the Denver marketplace. With the addition of Lakewood State Bank's approximately $42 million in assets, the Bank had approximately $309 million in total assets at December 31, 1998.

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

         The Bank's loan officers have an average of over fifteen years lending experience and are committed to the lending profession. The loan officer staff includes three past presidents of the Rocky Mountain Chapter of Robert Morris Associates (the national organization of bank credit officers).

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan, aggregate dollar amount and percentage of total loans at the dates indicated.

                                                                      December 31,
                           -------------------------------------------------------------------------------------------------
                                   1998                 1997              1996                  1995                1994
                           ------------------    ----------------   ------------------   -----------------   ---------------
                             Amount       %        Amount     %      Amount       %        Amount     %        Amount    %
                           ----------  ------    --------  ------   --------   -------   --------  -------   -------- ------
                                                                  (Dollars in thousands)

Commercial loans.......... $  105,618    73.1    $ 87,929    72.1   $ 70,631     71.4   $ 54,488     68.2   $ 43,472    67.8
Real estate-
    construction loans....     12,881     8.9       9,625     7.9      5,758      5.8      5,064      6.3      4,040     6.3
Real estate-
    mortgage loans........      4,101     2.8       4,297     4.5      5,489      5.5      7,975     10.0     10,573    16.5
Consumer loans............     24,595    17.0      20,933    17.2     18,854     19.1     13,785     17.3      7,114    11.1
                           ----------  ------    --------  ------   --------   ------   --------  -------   --------  ------
         Total............    147,195   101.9     122,784   101.7    100,732    101.8     81,312    101.8     65,199   101.7
Less allowance for
     loan losses..........    (2,678)   (1.9)     (2,125)   (1.7)    (1,754)    (1.8)    (1,448)    (1.8)    (1,071)   (1.7)
                           ----------  ------    --------  ------   --------   ------   --------  -------   --------  ------
Loans receivable, net..... $  144,517   100.0    $120,659   100.0   $ 98,978    100.0   $ 79,864    100.0   $ 64,128   100.0
                           ==========  ======    ========  ======   ========   ======   ========  =======   ========  ======


         Commercial Loans. Commercial lending is the Bank's primary focus and the strength of its lending activity. The Bank's areas of emphasis include, but are not limited to, loans to building contractors, wholesalers, manufacturers, business services companies and energy-related businesses. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates. Commercial loans outstanding were $105.6 million at December 31, 1998 compared to $87.9 million at December 31, 1997. Many of the Bank's commercial loans are extended to small business customers.

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

         The Bank generally provides commercial construction financing when the borrower has received a binding commitment for permanent financing from either the Bank or another lender. The Bank uses this service to solicit new customers and to maintain existing relationships. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. In addition, construction loans generally are made where a conservative loan-to-value ratio exists. These loans are frequently backed by personal guarantees and other collateral that provide an alternative source of repayment. The Bank further attempts to limit its risk through adherence to conservative underwriting procedures and by using only state-certified appraisers. The Bank's real estate construction loans outstanding were $12.9 million at December 31, 1998, compared to $9.6 million at December 31, 1997. This increase is primarily attributable to the acquisition of Lakewood State Bank.

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

         The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in the value of the real estate that is being held as collateral. The Bank also originates residential mortgage loans on a limited basis as a service to its customers. On those loans that are extended, the Bank attempts to have conservative loan-to-value ratios, personal guarantees, a strong history of debt servicing capability, fully amortizing terms over twenty-five years or less with the majority of these having a balloon maturity of ten years or less, and alternative collateral if necessary.

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

During the years ended December 31, 1998, 1997, and 1996, the Bank earned interest income on such loans of $144,000, $59,000, and $6,000, respectively. During the years ended December 31, 1998, 1997, and 1996, the Bank purchased loans in the amounts of $48.4 million, $5.8 million and $4.1 million and sold loans in the amounts of $44.1 million, $4.5 million and $4.1 million. All loans sold back to the mortgage company are without recourse to the Bank.

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

         Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank provides as a service to its business customers and their employees the choice of dealing with the same loan officer for consumer and business matters. This service has been well received by new business customers and their employees who, in dealing with large holding company banks, have frequently had to deal with a variety of different officers for different types of transactions. Consumer loans outstanding were $24.6 million and $20.9 million at December 31, 1998 and 1997, respectively. Approximately $7.0 million of the $24.6 million of consumer loans outstanding as of December 31, 1998 was attributable to the acquisition of Lakewood State Bank. The branches have a higher ratio of consumer loans to commercial loans than the main Bank has historically experienced. Management expects that this will continue in the future. The Bank's relationship with AAA of Colorado ("AAA") was terminated by AAA in July 1997. The national office of AAA elected to move all of the individual states' relationships to a central banking relationship, which is provided by a large bank in Pennsylvania. At December 31, 1998, the Bank had approximately $1 million of loans from the previous AAA program representing a decrease from approximately $3 million of AAA loans at December 31, 1997. The amount of these loans will continue to decrease as the individual loans are paid off.

         Commitments and Contingent Liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit as described in Note 10 of Notes to Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. It is management's policy not to commit to extend credit at below market interest rates.

         Credit Authority and Loan Limits. All loans, credit lines, and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including the indebtedness of any guarantor. All individual or aggregate credits in excess of $100,000 must be preapproved by the Bank's Loan Committee, with certain limited exceptions. The Bank allows certain senior loan officers the flexibility, based on their experience and the individual loan customer they are working with, to advance, without preapproval, up to $50,000 per request, with a limit of $100,000 per twelve-month period, to that customer, even if that customer's aggregate credits are over the $100,000 limit prior to the request. Any advance made under these conditions are then required to be ratified at the next regularly-scheduled Loan Committee meeting. The Loan Committee consists of the Bank's Chairman of the Board, Herman J. Zueck, its President, Jerrold B. Evans, two Branch Presidents, and the outside directors of the Bank. A quorum of the committee is a minimum of four members.

         Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of its unimpaired capital, surplus, undivided profits and loan loss reserve ($3.7 million at December 31, 1998).

The Bank utilizes a guidepost "house limit" on loans to any borrower of $2,500,000, which has occasionally been exceeded. The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits. Total loan participations sold as of December 31, 1998 and 1997 were $3,068,000 and $2,927,000, respectively.

         Loan Policy. The Bank's lending activities are guided by its Statement of Lending Policies and Procedures. These policies are reviewed annually and approved by the Bank's Board of Directors. The Bank supplements its internal supervision and audits of its lending operations with independent examinations performed by professional, experienced consultants and auditors.


NONPERFORMING ASSETS

         The Company's nonperforming assets consist of nonaccrual loans, restructured loans, past due loans and foreclosed assets held for sale. The following table sets forth information with respect to these assets at the dates indicated.

                                                                      December 31,
                                                  ---------------------------------------------------------
                                                     1998      1997         1996        1995       1994
                                                  ---------  ---------  ----------   ---------   ----------
                                                                  (Dollars in thousands)
Past due 90 days or more........................  $     --   $     --    $      --    $     82   $    121
Nonaccrual loans................................        16         23           14         110        821
Restructured loans..............................        --         --           --          --         --
                                                  ---------  ---------   ----------   ---------  ----------
Total nonperforming loans.......................        16         23           14         192        942
Foreclosed assets held for sale.................       158         --           --          --         83
                                                  ---------  ---------   ----------   ---------  ----------
       Total nonperforming assets...............  $    174   $     23    $      14    $    192   $  1,025
                                                  =========  =========   ==========   =========  ==========
Ratio of total nonperforming assets to total
       assets...................................      0.06%      0.01%        0.01%       0.12%       0.70%
Ratio of total nonperforming loans to total
       loans....................................      0.12%      0.02%        0.01%       0.24%       1.40%
Ratio of allowance for loan losses to total
       nonperforming loans......................   1539.08%   9239.13%    12528.57%     754.17%     113.70%

         Past Due, Nonaccrual and Impaired Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only if all principal has been collected or principal collection is assured. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, unless the loan is well secured, is in the process of being collected and the Bank's Loan Committee has approved maintaining the loan on an accrual basis, which in practice is rarely done. At December 31, 1998, the Company had $16,000 of loans accounted for on a non-accrual basis compared to $23,000 and $14,000 at December 31, 1997 and 1996, respectively.

         Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 1998, 1997 and 1996.

         Impaired loans, which include non-accrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms total $2,380,000 and $73,000 at December 31, 1998 and 1997, respectively. An allowance for loan loss of $362,000 and $19,000 relates to impaired loans at December 31, 1998 and 1997, respectively. Interest of $158,000 and $8,000 was recognized on average impaired loans of $1,612,000 and $98,000 for 1998 and 1997, respectively. No interest was recognized on a cash basis on impaired loans during 1998 and 1997.

         Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in noninterest expense, net. At December 31, 1998 and 1997, the Company had foreclosed assets held for sale of $158,000 and $0, respectively.


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

         The following table sets forth information regarding changes in the Company's allowance for loan losses for the periods indicated.

                                                             Years Ended December 31,
                                                -----------------------------------------------
                                                  1998     1997      1996       1995     1994
                                                -------  --------  --------  --------  --------
                                                              (Dollars in thousands)
Balance of allowance for loan losses at
   beginning of period..........................$ 2,125  $  1,754  $  1,448  $  1,071  $  1,006
                                                -------  --------  --------  --------  --------

   Charge-offs:
     Commercial loans.........................       69        13        17        93       133
     Real estate -- construction loans........       13        --        --        --        10
     Real estate -- mortgage loans............       --        --        --        --        --
     Consumer loans...........................        4        11        12        13        11
                                                -------  --------  --------  --------  --------
   Total charge-offs..........................       86        24        29       106       154
                                                -------  --------  --------  --------  --------

   Recoveries:
     Commercial loans.........................        5        35        50       360        21
     Real estate -- construction loans........       --        --        --        --        --
     Real estate -- mortgage loans............       --        --        --        --        --
     Consumer loans...........................        6        --        --         3         3
                                                -------   -------  --------  --------  --------
   Total recoveries...........................       11        35        50       363        24
                                                -------   -------  --------  --------  --------
   Net charge-offs (recoveries)...............       75       (11)      (21)     (257)      130
                                                -------   -------  --------  --------  --------
   Provisions for loan losses.................      278       360       285       120       195
                                                -------   -------  --------  --------  --------
   Additions to allowance for loan loss(1)....      350        --        --        --        --
                                                -------   -------  --------  --------  --------
Balance of allowance for loan losses at end
   of period.................................. $  2,678   $ 2,125  $  1,754  $  1,448  $  1,071
                                               ========   =======  ========  ========  ========
Ratio of net charge-offs (recoveries)
   to average loans...........................    0.06%    (0.01%)   (0.02%)   (0.35%)    0.22%
   Average loans outstanding during the
     period................................... $127,262  $113,043  $ 91,586  $ 74,260  $ 58,967

----------------------

(1)  Additional allowance for loan loss resulting from acquisition of Lakewood
     State Bank.

         The following table sets forth the allowance for loan losses by loan category, based upon management's assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.

                                                                      December 31,
                             ----------------------------------------------------------------------------------------
                                  1998              1997              1996              1995             1994
                             ----------------  ----------------  ----------------  ----------------  ----------------
                                     Loans in          Loans in          Loans in          Loans in          Loans in
                                     Category          Category          Category          Category          Category
                                     as a              as a              as a              as a              as a
                             Amount  Per-      Amount  Per-      Amount  Per-      Amount  Per-      Amount  Per-
                             of      centage   of      centage   of      centage   of      centage   of      centage
                             Allow-  of Gross  Allow-  of Gross  Allow-  of        Allow-  of Gross  Allow-  of Gross
                             ance    Loans     ance    Loans     ance    Loans     ance    Loans     ance    Loans
                             ------- -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                                 (Dollars in Thousands)
Commercial loans............  $1,922   71.7%   $1,506    70.9%   $1,293    70.2%   $1,075    67.0%    $ 747    66.7%
Real estate -- construction
   loans...................      234    8.8%      165     7.7%       39     5.7%       48     6.2%       48     6.2%
Real estate -- mortgage
   loans...................       75    2.8%       95     4.5%      157     5.4%      164     9.8%      193    16.2%
Consumer loans.............      447   16.7%      359    16.9%      265    18.7%      161    17.0%       83    10.9%
                             ------- -------   ------  -------   ------  -------   ------  -------   ------  -------
   Total...................   $2,678  100.0%   $2,125   100.0%   $1,754   100.0%   $1,448   100.0%   $1,071   100.0%
                             ======= =======   ======  =======   ======  =======   ======  =======   ======  =======


INVESTMENT ACTIVITIES

         The Company maintains a securities portfolio comprised primarily of U.S. government securities, municipal securities and other investment securities. The Company manages its investment portfolio to (i) maximize safety and soundness, (ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank's Asset and Liability Management Committee, which is made up of the Bank's Chairman of the Board and Chief Executive Officer, its President, its Executive Vice President and Chief Operations Officer, its Executive Vice President of Lending, its Senior Vice President of Finance, its Senior Vice President of Information Systems, and the Branch Presidents, oversees the Bank's investment portfolio with the assistance of an outside consultant. The Bank uses a measurement known as dollar duration to analyze its exposure to interest rate risk. Dollar duration measures the percentage loss or gain that the portfolio will sustain with each 100 basis point parallel shift in interest rates. In 1997, the Bank decreased the dollar duration of its portfolio as interest rates remained relatively steady, and the investments which matured were replaced with new investments with similar yield, but shorter maturities. In 1998, the Bank modestly increased the dollar duration of its portfolio as interest rates remained relatively steady through the first three quarters, then decreased slightly in the fourth quarter, and the investments which matured were replaced with new investments with slightly lower yields and longer maturities. As a result, the Bank has a relatively higher exposure to increased interest rates at this time than at year-end 1997. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

         The table below provides the amortized cost and fair value of the Company's investment securities at each of the dates indicated.

                                                                           December 31,
                                              --------------------------------------------------------------------
                                                       1998                   1997                   1996
                                              ----------------------  ---------------------  ---------------------
                                               Amortized              Amortized              Amortized
                                                 Cost     Fair Value    Cost     Fair Value    Cost     Fair Value
                                              ----------  ----------  ---------  ----------  ---------  ----------
                                                                      (Dollars in Thousands)
Held to Maturity:
     U.S. government agencies
       and corporations...................... $   21,591  $ 22,080    $  21,990  $ 22,371    $  18,638  $ 18,717
     Obligations of states and
       political subdivisions................      5,878     6,340        5,939     6,310        5,996     6,253
                                              ----------  --------    ---------  --------    ---------  --------
                                                  27,469    28,420       27,929    28,681       24,634    24,970
                                              ----------  --------    ---------  --------    ---------  --------
Available for Sale:
     U.S. government agencies
       and corporations......................     54,438     54,704      12,804    12,781       14,227    14,244
     U.S. Treasury securities................      3,611      3,659       6,027     6,070        4,070     4,103
     Obligations of states and
       political subdivisions................     18,482     19,231      16,981    17,330       20,384    20,799
     CMO/REMIC...............................         --         --          --        --           55        55
     Commercial Paper........................         --         --         999       999          703       703
                                              ----------  ---------   ---------  --------    ---------  --------

                                                  76,531     77,594      36,811    37,180       39,439    39,904
                                              ----------  ---------   ---------  --------    ---------  --------

     Total................................... $  104,000  $ 106,014   $  64,740  $ 65,861    $  64,073  $ 64,874
                                              ==========  =========   =========  ========    =========  ========


         The following table sets forth the securities held by the Company which (other than U.S. government securities) make up more than ten percent of stockholders' equity:


                                                 December 31, 1998
                                           ----------------------------
                                              Amortized
                                                 Cost       Fair Value
                                           ------------    ------------
                                              (Dollars in Thousands)

None..................................     $          0    $         0
                                           ------------    -----------

TOTAL.................................     $          0    $         0
                                           ============    ===========

         The following tables provide the carrying values, maturities and weighted average yields of the Company's securities portfolio at the dates indicated.

HELD-TO-MATURITY SECURITIES

                                                                          December 31, 1998 (1)
                                                                          ---------------------
                                                                    Due
                                                                 after one       Due
                                                    Due in         year       after five
                                                     one          through       years
                                                   year or         five        through       Due after
                                                     less          years      ten years      ten years      Total
                                                  ---------     ----------   ----------    ------------   ----------
                                                                         (Dollars in Thousands)
U.S. treasury securities:
     Balance...................................   $      --     $     --     $     --      $     --       $     --
     Weighted average yield....................       0.00%        0.00%        0.00%         0.00%          0.00%
U.S. government securities:
     Balance...................................          --           --        3,838            --          3,838
     Weighted average yield....................       0.00%        0.00%        6.35%         0.00%          6.35%
Agency Pools (2):
     Balance...................................         962        6,267        1,722         8,802         17,753
     Weighted average yield....................       8.55%        7.61%        7.94%         7.75%          7.76%
Municipal securities - nontaxable (3):
     Balance...................................          --          289        2,250         3,339          5,878
     Weighted average yield....................       0.00%        7.15%        5.83%         5.85%          5.90%
Municipal securities - taxable:
     Balance...................................          --           --           --            --             --
     Weighted average yield....................       0.00%        0.00%        0.00%         0.00%          0.00%
Total:
     Balance...................................   $     962     $  6,556     $  7,810      $ 12,141       $ 27,469
     Weighted average yield....................       8.55%        7.59%        6.55%         7.23%          7.17%

----------------------------------


(1) Based on contractual maturities and, therefore, do not reflect principal amortization.

(2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

(3) Yields have been calculated on a full tax-equivalent basis.

AVAILABLE-FOR-SALE SECURITIES

                                                                          December 31, 1998 (1)
                                                                          ---------------------
                                                                    Due
                                                                 after one       Due
                                                    Due in         year       after five
                                                     one          through       years
                                                   year or         five        through       Due after
                                                     less          years      ten years      ten years      Total
                                                 ----------    ----------    ----------     ----------    ----------
                                                                         (Dollars in Thousands)
U.S. treasury securities:
     Balance..................................   $    1,413    $    2,245    $       --     $       --    $    3,658
     Weighted average yield...................        5.48%         6.21%         0.00%          0.00%         6.00%
U.S. government securities:
     Balance..................................   $    6,169    $    7,732    $   13,110     $       --    $   27,011
     Weighted average yield...................        0.00%         5.57%         6.42%          0.00%         6.10%
Agency Pools (2):
     Balance..................................   $       --    $      184    $    2,702     $   24,811    $   27,697
     Weighted average yield...................        0.00%         8.00%         7.13%          7.53%         7.53%
Municipal securities - nontaxable (3):
     Balance..................................   $      691    $    4,422    $    6,644     $    5,456    $   17,213
     Weighted average yield...................        4.80%         5.35%         5.99%          5.79%         5.81%
Municipal securities - taxable:
     Balance..................................   $      272    $    1,557    $       --     $      186    $    2,015
     Weighted average yield...................        7.11%         7.05%         0.00%          7.87%         7.21%
Commercial paper:
     Balance..................................   $       --    $       --    $       --     $       --    $       --
     Weighted average yield...................        0.00%         0.00%         0.00%          0.00%         0.00%
Federal home loan bank stock:
     Balance..................................   $      988    $       --    $       --     $       --    $      988
     Weighted average yield...................        6.50%         0.00%         0.00%          0.00%         6.50%
Total:
     Balance..................................   $    9,533    $   16,140    $   22,456     $   30,453    $   78,582
     Weighted average yield...................        5.70%         5.77%         6.37%          7.22%         6.57%


------------------------------------


(1) Based on contractual maturities and, therefore, do not reflect principal amortization.

(2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

(3) Yields have been calculated on a full tax-equivalent basis.

         The Company invests in tax-exempt securities to help control taxable income. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments. The Company maintained the same level of its investment in 1997 but modestly increased the size of its tax exempt portfolio in 1998 in order to accomplish these goals.


TRUST DEPARTMENT ACTIVITIES

         Although the Bank maintains a trust department for individuals and corporate entities, it currently is engaging in a minimal level of trust activities, consisting primarily of acting as an escrow agent.


SOURCE OF FUNDS

         General. The Bank's primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Although the Bank's deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 1994, the Bank became a member of the Federal Home Loan Bank of Topeka (the "FHLB"). The Bank purchased $373,900 of dividend-bearing stock in the FHLB. In 1997 and 1998 the Bank increased its holdings of FHLB dividend-bearing stock to $916,000 and $988,000, respectively. The FHLB provides the Bank with access to a collateralized credit line of approximately $19.4 million, as well as a source to sell excess federal funds.

         On January 14, 1997, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to the Available for Sale portfolio. The first $5,000,000 enabled management to reduce its current daily purchase of Federal Funds from approximately $8,000,000 to $3,000,000. With the remaining $5,000,000, the Bank purchased approximately $5,000,000 in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5,000,000 in long-term GMNA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5,000,000 at 6.34%, maturing January 14, 1999; and $5,000,000 at 6.50%, maturing January 14, 2000. The loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans. On January 14, 1999, the Bank paid the $5,000,000 which matured.

         Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The

Bank has not sought brokered deposits and does not currently intend to do so in the future. The Bank had no brokered deposits at December 31, 1998.

         The following table presents the average balances outstanding for each major category of deposits and weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                         Year ended December 31,
                                                            1998                   1997                    1996
                                                   --------------------  -----------------------   -------------------
                                                                          (Dollars in thousands)
                                                               Weighted                Weighted               Weighted
                                                               Average                 Average                Average
                                                     Average   Interest    Average     Interest     Average   Interest
                                                     Balance    Rate       Balance       Rate       Balance     Rate
                                                   ---------- ---------  -----------  ----------   ---------  --------
Interest-bearing demand deposits.................  $  83,040    2.83%    $   72,494       2.89%    $ 73,722     2.98%
Certificates of deposit..........................     50,982    5.63%        32,195       5.40%      24,820     5.22%
Savings accounts.................................     11,932    2.51%        10,903       2.61%       9,313     2.64%
Noninterest-bearing demand deposits..............     59,648      N/A        49,438         N/A      43,042       N/A
                                                   --------- ---------   -----------  ----------   ---------  --------
          Total..................................  $ 205,602    3.57%    $  165,030       3.57%    $150,897     3.46%
                                                   ========= =========   ===========  ==========   =========  ========


         The following table shows the amount and maturity of CDs that had balances of more than $100,000 at the dates indicated.

                                                               December 31,
                                                            1998          1997
                                                       -----------   ------------
                                                            (Dollars in Thousands)
     CDs over $100,000 with remaining maturity
         Less than three months.....................   $   27,211    $    10,289
         Three to six months........................        3,872          3,156
         Over six months to one year................        2,616          2,513
         Over one year..............................       10,532          4,011
                                                       ----------    -----------
                  Total.............................   $   44,231    $    19,969
                                                       ==========    ===========


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


EMPLOYEES

         At December 31, 1998, the Company had approximately 140 full-time equivalent employees. In order to effectuate its "staff to management" philosophy, the Company has placed a high priority on staff development. This development involves extensive training (including customer service training) and selective hiring. New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis is placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that its relationship with its employees as a group is good.


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

         Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of

Tier I Capital. At December 31, 1998, the Company's Tier I and Total Capital ratios were 14.00% and 15.22%, respectively.

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

         Minimum Leverage Ratio. The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

         The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1998, the Company's Tangible Tier I Capital Leverage Ratio was 8.30%.

         Other Issues And Developments Relating To Regulatory Capital. Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1998, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

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

         The Community Reinvestment Act ("CRA") requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed. Corporate applications to expand branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and its subsidiaries have been deemed by regulators in the past to be adequately serving its communities.

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

         Both BIF- and SAIF- assessable deposits are subject to an assessment schedule providing for an assessment range of 0% to .27% (with intermediate rates of .03%, .10%, .17%, and .24%, depending upon an institution's supervisory risk group). Both BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors within a range of up to five basis points without public comment. The FDIC Board of Directors also possesses authority to impose special assessments from time to time.

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

         The Riegle-Neal Act also permits banks to establish and operate a "de novo branch" in any state that expressly permits all out-of-state banks to establish de novo branches in such state, if the law applies equally to all banks. (A "de novo branch" is a branch office of a national bank or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger, or consolidation.) Utilization of this authority is conditioned upon satisfaction of most of the conditions applicable to interstate mergers under the Riegle-Neal Act, including adequate capitalization and management of the branching institution, satisfaction with certain filing and notice requirements imposed under state law and receipt of federal regulatory approvals. The State of Colorado did not exercise the option to opt out of the federal legislation. Accordingly, the provisions of the Riegle-Neal Act as summarized herein are applicable in the State of Colorado.


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

Government securities, changes in the discount rate on member bank borrowings, imposing or changing reserve requirements against member bank deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect the interest rate charged on loans or paid on deposits.

         The Board of Governors' monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.


RISK FACTORS RELATING TO THE COMPANY

         Economic Conditions and Impact of Interest Rates. The Company's profitability, like that of most similar financial institutions, depends largely on the Bank's net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets in response to such movements. The difference between the amount of the total interest-bearing assets and interest-bearing liabilities which reprice within a given time period could have a negative effect on the Bank's net interest income depending on whether such difference was positive or negative and whether interest rates are rising or falling.

         Increases in interest rates may reduce demand for loans and, thus, the amount of loan and commitment fees earned by the Bank. In addition, fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments which pay a higher rate of return, and may affect the value of the Company's investment securities and other interest earning assets. Because the Bank's assets consist of a substantial number of loans with interest rates which change in accordance with changes in prevailing market rates, if interest rates rise sharply, many of the Bank's borrowers would be required to make higher interest payments on their loans. Therefore, increases in interest rates may cause the Bank to experience an increase in delinquent loans and defaults to the extent that borrowers are unable to meet their increased debt servicing obligations. In addition, the Bank has a substantial portfolio of fixed-rate loans that may be prepaid without significant penalty, so that customers might prepay or refinance them in a period of declining interest rates. That would alter the Bank's asset-liability gap position and ultimately reduce the rates earned on those assets, as cash flows from loan repayments would be re-invested at lower rates.

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company's assets are moderately balanced in relation to maturities of liabilities ("asset/ liability management"), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads would have a negative effect on the net interest income and profitability of the Company, and we cannot give any assurance that this spread will not decrease. Although economic conditions in the Denver metropolitan area have been generally stronger than those in many other regions of the country, we cannot give any assurance that such conditions will continue to prevail. Moreover, substantially all of the loans of the Company are to businesses and individuals in the Denver area, and any decline in the economy of this market area could have an adverse impact on the Company. We cannot give any assurance that positive trends or developments discussed in this Annual Report on Form 10-KSB will continue or that negative trends or developments will not have a material adverse effect on the Company. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Growth and Acquisition Risks. The Company has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in noninterest expenses. The Company has grown by the establishment of new branches, and intends to consider new branching opportunities in the future. The Company cannot give any assurance that it will be successful in continuing its internal growth strategy. Although the Company does not have any discussions or negotiations underway relating to any acquisitions in addition to the acquisition of Lakewood State Bank, the Company in the future intends to review and solicit acquisition opportunities and, at any given time, any attempt to acquire financial institutions. The Company may not be successful in identifying acquisition candidates, integrating acquired institutions or preventing loss of deposits at acquired institutions. Competition for acquisitions in the Company's market area is highly competitive, and the Company may not be able to acquire institutions on terms beneficial to the Company. Furthermore, the level of success of the Company's growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in the Denver area.

         Competitive Banking Environment. The banking business in Colorado is highly competitive. The Company competes for loans and deposits with other local, regional and national commercial banks, savings banks, savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and nonfinancial institutions, any of which have substantially greater financial resources than the Company. Interstate banking is permitted in Colorado. As a result, management believes that the Company may experience greater competition in its market area.

         Allowance for Loan Losses. Inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management's control, and such losses may exceed current estimates. At December 31, 1998 the Company had nonperforming loans of $174,000 and an allowance for loan losses of $2,678,000 or 1.77% of total loans and 1539.08% of nonperforming loans. We cannot give any assurance that the Company's allowance for loan losses will be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Company. See
"Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Bank has established an allowance for loan losses in accordance with generally accepted accounting principles. The Company believes that the allowance is adequate. Nevertheless, future additions to the allowance in the form of the provision for loan losses may be necessary due to changes in economic conditions and growth of the Bank's loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. An increase in the Bank's provision for loan losses would negatively affect the Company's earnings.

         Lending Risks -- Credit Quality. A central focus of the Company's and the Bank's strategy is the continued development and growth of a diversified loan portfolio, with emphasis on commercial business lending to small- and medium-sized businesses. Certain risks are inherent in the lending function, including a borrower's inability to pay, insufficient collateral coverage and changes in interest rates. Repayment risk on commercial loans is significantly affected by changing economic conditions in a particular geographical area, business or industry which could impair future operating performance. Risks associated with general business loans include changes in general economic conditions which may affect the borrower's ability to repay as well as underlying collateral values. Installment and other consumer loans are also subject to repayment risk.

         Dependence on Key Personnel. The Company depends on the continued services of Charles R. Harrison, Chairman of the Board and Chief Executive Officer of the Company, Herman J. Zueck, the Bank's Chairman of the Board and Chief Executive Officer and President of the Company and Bruce E. Hall, Vice President of the Company. The Company has employment agreements with Messrs. Harrison, Zueck and Hall. The loss of the services of Mr. Harrison, Mr. Zueck or Mr. Hall, or of certain other key personnel, could adversely affect the Company. The Company is the beneficiary of key-person life insurance on the lives of each of Messrs. Harrison, Zueck and Hall. The Company's anticipated growth and expansion into areas and activities requiring additional expertise are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's future growth.

         Control by Officers and Directors as a Group; Anti-takeover Effect. The Company's officers and directors own beneficially approximately 52.02% of the outstanding shares of Common Stock. This percentage includes the shares of Common Stock held in the Company's 401(k) plan over which certain officers of the Company have voting control as trustees of the 401(k) plan. As a result, they alone may elect by simple majority the Board of Directors. This may impede the efforts of a third party to acquire control of the Company or to change the Board of Directors of the Company.

         Government Regulation and Recent Legislation. The Company and the Bank are subject to extensive federal and state legislation, regulation and supervision which is intended primarily to protect depositors and the Bank Insurance Fund, rather than investors. Recently enacted, proposed and future legislation and regulations designed to strengthen the banking industry have had and may have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit the Company and the Bank, others may increase their costs of doing business or otherwise adversely affect the Company and the Bank and create competitive advantages for non-bank competitors.

         The financial institutions industry is subject to significant regulation which has materially affected the financial institutions industry in the past and will do so in the future. Such regulations, which affect the Company on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations are also subject to change by the authorities who examine the Company and the Bank and interpret those laws and regulations. We cannot make any assurance that any present or future changes in the laws or regulations or in their interpretation will not adversely and materially affect the Company.

         Economic Conditions and Monetary Policies. Conditions beyond the Company's control may have a significant impact on the Company's operations and its net interest income from one period to another.
Examples of such conditions could include:

         o prevailing economic conditions both nationally and in the Denver metropolitan market;

         o   the strength of credit demands by customers;

         o fiscal and debt management policies of the federal government, including changes in tax laws;

         o the Federal Reserve's monetary policy, including the percentage of deposits that may be held in the form of non-earning cash reserves;

         o the introduction and growth of new investment instruments and transaction accounts by non-bank financial competitors; and

         o changes in rules and regulations governing the payment of interest on deposit accounts.

         Potential Liability for Undercapitalized Subsidiary Bank. Under a federal law, a bank holding company may be required to guarantee a capital plan filed by an undercapitalized bank or thrift subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank an amount equal to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with applicable capital standards. It is, therefore, possible that the Company would be required to contribute capital to the Bank or any other bank it may acquire in the event that the Bank or such other bank becomes undercapitalized.

         Year 2000 Compliance. Some computer programs are written using two digits rather than four to define the applicable year. As a result, those compute programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or miscalculation causing disruption of operation including, among other things, a temporary inability to process transactions, pay invoices or engage in similar, normal business activities.

         The Company has adopted and is implementing a Year 2000 Project Management Plan in recognition of the potential problems that all computer systems may have when the date January 1, 2000 arrives. The total Year 2000 project is not estimated to have a material impact on the Company's financial position or the results of its operations. The Company estimates that its total Year 2000 project cost will be approximately $500,000. These costs will be expensed as incurred and approximately $375,000 in expenses has been incurred as of December 31, 1998.

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company's total Year 2000 project cost and estimates for completion include the estimated costs and time associated with the impact of a third party's Year 2000 issue and are based on presently available information. However, the Company cannot guarantee that the systems of other companies on which the Company systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The costs of the project are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes and similar uncertainties. Therefore, the company cannot give any assurance that these estimates will be achieved and actual results could differ materially from those anticipated. For further discussion of Year 2000 compliance issues and the risks associated therewith see

"Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Year 2000" herein.


ITEM 2.  PROPERTIES

         The Bank leases space in a six-story office building in Denver, Colorado, with approximately 21,279 rentable square feet. This space houses the Bank's loan and teller facilities, new accounts personnel, safe deposit facilities, the trust department and administrative offices. The Bank also leases a 1,723 square-foot detached facility located one block from the Bank's main offices, which is used for drive-up and walk-in customer services. In addition, the Bank leases 2,220 square feet of space in an adjacent building which is used for storage and an employees' lounge. The lease provides the Bank with parking rights for use by the Bank's customers. The foregoing leases run for a term of ten years from July 2, 1994, renewable at the Bank's option for two additional terms of five years each. Effective June 1, 1996, the Bank leased 2,347 additional square feet in the six-story office building, renewable on an annual basis. The space is occupied by the Bank's Real Estate/Construction Loan Department. Effective July 1, 1997, this lease agreement was amended to be concurrent with the same terms of the Bank's original lease agreement dated July 2, 1994. The Bank leases all of the above space at an average of approximately $10.87 per square foot.

         The Company expanded its operations in July, 1994 through the opening of a full-service branch in the Lakeside area of metropolitan Denver. The branch occupies a two-story office building with approximately 8,325 square feet. The building houses the branch's operations, the Bank's customer service operations and the Bank's data processing operations. The original lease expires on July 31, 2004 and is renewable for two additional terms of five years each. Due to the consolidation of customer service operations, on August 15, 1996, the Bank leased 1,474 additional square feet on the second floor. The addendum to the original lease expires August 14, 2001 and is renewable at the Bank's option for three additional years. As a result of growth of data processing, effective December 1, 1997, the Bank leased an additional 1,320 square feet on the second floor in order to expand the Bank's data processing department. The Bank leases this space at approximately $13.74 per square foot, renewable on an annual basis. The Bank leases this building at approximately $12.66 per square foot, with rental subject to annual per square foot escalation.

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

         In connection with the establishment of a fourth branch, which opened May 11, 1998, the Company is leasing a single-story building with 5,157 square feet in the Littleton area of metropolitan Denver. The branch will initially occupy approximately 3,449 square feet; the Bank has plans to sublease a remaining 1,708 square feet in the building, preferably on a short-term basis, to accommodate future growth. The lease runs for a term of ten years from February 4, 1998, renewable for two additional terms of five years. The

Bank leases this building at approximately $9.00 per square foot, with rental subject to bi-annual per square foot escalation.

         On October 19, 1998, the Company opened its fifth branch in the Golden area of metropolitan Denver. The Bank leased space in a multi-tenant single story building with approximately 1,705 square feet. The lease runs through July 31, 2001, renewable at the Bank's option for two additional terms of 8 years each. The Bank leases the building space at approximately $17.15 per square foot.

         On December 17, 1998, the Company acquired Lakewood State Bank, located in the Lakewood area of metropolitan Denver. The site, which was owned by Lakewood State Bank an is now owned by the Company, contains a three-story building constructed in 1972 with a total net rentable area of approximately 20,079 square feet and includes eight drive-through lanes at the rear of the building. The building and drive-throughs are situated on a parcel containing a total of approximately 1.425 acres of land. The Bank occupies approximately 15,000 square feet and subleases approximately 90% of the remaining space to eight (8) small tenants. Parking is provided by an asphalt paved parking lot which contains 89 spaces.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock


                                    1998                 1997
                              ----------------   ------------------
                                High     Low        High      Low
                              -------  ------    --------   -------
First Quarter                 $14.38   $11.75     $17.50    $15.25
Second Quarter                $16.00   $14.19     $17.25    $15.50
Third Quarter                 $15.63   $10.50     $28.75    $16.38
Fourth Quarter                $14.00   $10.50     $28.50    $22.63


                                                  1999
                                          ------------------
                                             High     Low
                                          --------  --------
First Quarter (to March 25, 1999)          $12.00    $9.75


         Union Bankshares' Common Stock has been traded on the NASDAQ National Market System ("NASDAQ-NMS") stock market since March 1993 under the symbol "UBSC". The above prices represent closing sale prices on the NASDAQ-NMS. As of March 25, 1999, there were 101 shareholders of record and approximately 700 beneficial shareholders.

         On November 23, 1997, the NASDAQ-NMS and the Securities and Exchange Commission approved changes to the listing and maintenance standards required to be met for companies listed on the NASDAQ-NMS. In order to come into compliance with the revised maintenance requirements, on May 27, 1998, the Company completed a two-for-one split of its common stock in the form of a share-for-share stock dividend.


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

         On December 17, 1998, Union Bankshares Capital Trust I, a newly-formed Delaware business trust, issued approximately $10.3 million of its 9% Cumulative Trust Preferred Securities guaranteed on a subordinated basis by the Company. The Company contributed approximately $7 million of the proceeds of the public offering to the Bank to finance the acquisition of Lakewood State Bank. The remainder of the net proceeds was used for general corporate purposes including the payoff of all outstanding amounts of the $4.0 million loan obtained in March 1996. Currently, the differences between the Company's financial condition and results of operations and those of the Bank consist of the interest expense relating to the 9% Cumulative Trust Preferred Securities, and the amortization of the remaining goodwill relating to the acquisition of the Bank.

         The Company has opened five branches since July 1994 and acquired Lakewood State Bank in December 1998. As expected, the branches have all experienced greater expenses than income during the early stages of operations. As the deposit and loan balances have grown, however, the monthly net losses have become smaller. During the last quarter of 1997 and all of 1998, each of the first three branches opened had an excess of income over direct costs. Management expects the Littleton and Golden branches opened in 1998 to follow a similar pattern.


NET INTEREST INCOME

         For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 1998, 1997 and 1996, average interest-earning assets were $218.4 million, $181.5 million, and $157.5 million, respectively. During these same periods, net interest margin, computed on a full tax equivalent basis, was 5.60%, 6.25% and 6.29%, respectively. See "Results of Operations."

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

                                                                      Year Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                              1998                               1997                              1996
                                --------------------------------  --------------------------------   -------------------------------
                                             Interest   Average                Interest   Average                Interest   Average
                                  Average    earned or  yield or   Average     earned or  yield or    Average    earned or  yield or
                                balance (1)    paid       cost    balance (1)    paid       cost     balance (1)   paid      cost
                                -----------  ---------  --------  -----------  ---------  ---------  ----------- ---------  --------
                                                                       (Dollars in thousands)
ASSETS
Loans:
  Commercial Loans...........   $  90,585    $  8,878      9.80%  $  79,626    $  8,041     10.10%   $ 61,684    $ 6,359     10.31%
  Real estate mortgage.......       5,446         508      9.33%      4,892         465      9.51%      6,917        681      9.85%
  Real estate construction...      11,559       1,371     11.86%      8,251       1,050     12.73%      7,296        889     12.18%
  Consumer loans.............      19,672       1,828      9.29%     20,274       1,892      9.33%     15,689      1,475      9.40%
                                ---------    --------   --------  ---------    --------   --------   --------    -------    -------
    Total loans..............     127,262      12,585      9.89%    113,043      11,448     10.13%     91,586      9,404     10.27%
Allowance for loan loss......      (2,250)                           (1,934)                           (1,569)
Securities:
  U.S. Government............      52,160       3,121      5.98%     41,479       2,887      6.96%     33,222      2,215      6.67%
  Municipal -- nontaxable....      21,418       1,879      8.77%     17,250       1,479      8.58%     21,065      1,753      8.34%
  Municipal -- taxable.......       2,547         173      6.79%      5,561         416      7.48%      8,337        571      6.85%
                                ---------    --------   --------  ---------    --------      -----   --------    --------   -------
    Total securities.........      76,125       5,173      6.80%     64,290       4,782      7.44%     62,624      4,539      7.25%
Interest-bearing deposits
in other banks...............          --          --      0.00%         --          --      0.00%         --         --      0.00%
Federal funds sold...........      15,012         796      5.30%      4,134         226      5.47%      3,259        177      5.34%
                                ---------    --------   --------  ---------    --------      -----   --------    -------    -------
    Total interest-earning
      assets.................     218,399      18,554      8.50%    181,467      16,456      9.07%    157,469     14,120      8.97%
                                             --------                          --------                          -------
Noninterest-earning assets:
  Excess of investment in
    subsidiary over net
    assets acquired..........       2,770                             2,841                             3,067
  Other assets...............      19,921                            15,138                            14,345
                                ---------                         ---------                          --------
    Total noninterest-earning
      assets.................      22,691                            17,979                            17,412
                                ---------                         ---------                          --------
    Total assets.............   $ 238,840                         $ 197,512                          $173,312
                                =========                         =========                          ========

                                              1998                               1997                              1996
                                --------------------------------  --------------------------------   -------------------------------
                                  Average    Interest   Average    Average     Interest   Average     Average    Interest   Average
                                balance (1)  earned or  yield or  balance (1)  earned or  yield or   balance (1) earned or  yield or
                                               paid       cost                   paid       cost                   paid      cost
                                -----------  ---------  --------  -----------  ---------  ---------  ----------- ---------  --------
                                                                        (Dollars in thousands)
LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities:
  Interest-bearing demand
    accounts.................   $  83,040    $  2,350     2.83%   $  72,494    $  2,096      2.89%   $ 73,722    $ 2,195       2.98%
  Certificates of deposit....      50,982       2,869     5.63%      32,195       1,740      5.40%     24,820      1,295       5.22%
  Savings accounts...........      11,932         300     2.51%      10,903         285      2.61%      9,313        246       2.64%
                                ---------    --------   -------   ---------    --------   --------   --------    -------    --------
    Total interest-bearing
      accounts...............     145,954       5,519     3.78%     115,592       4,121      3.57%    107,855      3,736       3.46%
  Notes payable..............      11,469         799     6.97%      12,825         887      6.92%      4,602        385       8.34%
  Federal funds purchased....          32           2     6.25%       1,943         110      5.66%      1,991         91       4.57%
                                ---------    --------   -------   ---------    --------   --------   --------    -------    --------
    Total interest-bearing
      liabilities............     157,455       6,320     4.01%     130,360       5,118      3.93%    114,448      4,212       3.68%
Noninterest-bearing demand
  accounts...................      59,648                            49,438                            43,042
                                ---------                         ---------                          --------
    Total deposits and
      interest-bearing
      liabilities............     217,103                           179,798                           157,490
Other noninterest-bearing
  liabilities................       2,532                               865                               745
                                ---------                         ---------                          --------
    Total liabilities........     219,635                           180,663                           158,235
Stockholders' equity.........      19,205                            16,849                            15,077
                                ---------                         ---------                          --------
     Total liabilities and
       stockholders' equity..   $ 238,840                         $ 197,512                          $173,312
                                =========                         =========                          ========
Net interest income..........                $ 12,234                          $ 11,338                          $ 9,908
                                             ========                          ========                          =======
Net interest spread..........                             4.49%                              5.14%                             5.29%
                                                        =======                           ========                          ========
Net interest margin..........                             5.60%                              6.25%                             6.29%
                                                        =======                           ========                          ========
Ratio of average interest-
    earning assets to average
    total deposits and
    interest-bearing
    liabilities..............                           100.60%                            100.93%                            99.99%
                                                        =======                           ========                          ========
Return on average assets.....                             0.69%                              1.08%                             0.91%
                                                        =======                           ========                          ========
Return on average equity.....                             8.52%                             12.68%                            10.44%
                                                        =======                           ========                          ========
Dividend payout ratio........                             0.00%                              0.00%                             0.00%
                                                        =======                           ========                          ========
Ratio of average equity to
  average assets.............                             8.04%                              8.53%                             8.70%
                                                        =======                           ========                          ========

(1) Average balances are based on daily averages and include nonaccrual loans. Loan fees are included in interest income as follows: 1998 -- $560,000; 1997 -- $602,000; 1996 -- $589,000.

         The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate on a full tax equivalent basis. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the change due to volume and the change due to interest rate.

                                               Year Ended December 31, 1998       Year Ended December 31, 1997
                                                            vs.                                vs.
                                               Year Ended December 31, 1997       Year Ended December 31, 1996
                                                    Increase (decrease)               Increase (decrease)
                                                  in net interest income            in net interest income
                                                -----------------------------     --------   -------------------
                                                 Volume      Rate      Total       Volume      Rate      Total
                                                --------   -------   --------     --------   -------   ---------
                                                                    (Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans:
  Commercial Loans............................  $ 1,107     $(270)   $   837      $  1,849   $ (167)   $ 1,682
  Real estate -- mortgage.....................       53       (10)        43          (199)     (17)      (216)
  Real estate -- construction.................      421      (100)       321           116       45        161
  Consumer loans..............................      (56)       (8)       (64)          431      (14)       417
                                                -------    ------    -------      --------   ------    -------
    Total loans...............................    1,525      (388)     1,137         2,197     (153)     2,044
Securities:
  U.S. government securities..................      743      (509)       234           551      121        672
  Municipal -- nontaxable.....................      357        43        400          (315)      42       (273)
  Municipal -- taxable........................     (225)      (18)      (243)         (190)      35       (155)
                                                -------    ------    -------      --------    -----    -------
    Total securities..........................      875      (484)       391            46      198        244

Interest-bearing deposits at other banks......       --        --         --            --       --         --
Federal funds sold............................      595       (25)       570            43        6         49
                                                -------    ------    -------      --------    -----    -------
    Total interest-earning assets.............    2,995      (897)     2,098         2,286       51      2,337
                                                -------    ------    -------      --------    -----    -------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits............      305       (51)       254           (37)     (61)       (98)
  Certificates of deposit.....................    1,015       114      1,129           385       60        445
  Savings deposits............................       27       (12)        15            42       (3)        39
                                                -------    ------    -------      --------    -----    -------
    Total interest-bearing accounts...........    1,347        51      1,398           390       (4)       386

Notes payable.................................      (94)        6        (88)          686     (184)       502
Federal funds purchased.......................     (108)        0       (108)           (2)      21         19
                                                -------    ------    -------      --------    -----    -------
    Total interest-bearing liabilities........    1,145        57      1,202         1,074      (67)       907
                                                -------    ------    -------      --------    -----    -------
    Total increase (decrease) in net
      interest income.........................  $ 1,850    $ (954)   $   896      $  1,212    $ 218    $ 1,430
                                                =======    ======    =======      ========    =====    =======

------------------------
(1) This table is calculated on a full tax-equivalent basis.

MARKET RISK MANAGEMENT

         Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk as discussed below. See "Asset/Liability Management." Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 20 of Notes to Consolidated Financial Statements.


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

         The securities designated as available for sale generally are more liquid and have a shorter term than those designated as held to maturity. In connection with the preparation of its Consolidated Financial Statements, the Company has designated securities with a carrying value of $77,594,000 as available for sale. These securities are to be available for sale to assist management in providing an adequate asset/liability and liquidity management program for the Bank. Securities designated as held to maturity typically have less liquidity and also have less call protection than those held for sale.

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

         The Bank anticipates that the Federal Reserve Board will not encourage any substantial change in interest rates in 1999. As of December 31, 1998, the dollar duration of the investment portfolio was 3.50 compared to 3.20 at December 31, 1997. The increase in dollar duration during 1998 reflects Management's replacement of investments which matured with investments that had slightly lower yields and longer maturities, which lower yields and long maturities were due to stable interest rates in the first three quarters of 1998 and slightly lower rates in the fourth quarter of 1998. The decision resulted in increasing the dollar duration of the portfolio, and decreasing the gross yield on the portfolio from 7.44% to 6.80%. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

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

         The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998. The amounts in the table are derived from internal data from the Company. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this Form 10-KSB that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

                                                                       December 31, 1998
                                                                 Estimated maturity of repricing
                                                  --------------------------------------------------------------
                                                   Less than     Three      One year
                                                     three     months to     to five    Over five
                                                     months     one year     years       years           Total
                                                  ----------  ----------   ----------   ----------    ----------
Interest-earnings assets:
  Fixed rate loans..............................  $   8,859   $  13,368    $  19,547    $  19,064     $  60,838
  Floating rate loans...........................     86,291       1,987          349        2,016        90,643
  Investment securities.........................      7,233      15,025       36,505       46,300       105,063
  FHLB stock....................................        988          --           --           --           988
  Federal funds sold............................     26,505          --           --           --        26,505
                                                  ----------  ----------   ----------   ----------    ----------
    Total interest-earning assets...............    129,876      30,380       56,401       67,380       284,037
                                                  ----------  ----------   ----------   ----------    ----------

Interest-bearing liabilities:
  Interest-bearing demand deposits..............     25,852          --           --           --        25,852
  Money market deposits.........................     65,453          --           --           --        65,453
  Certificates of deposits under $100,000.......      6,293      10,677       11,347        9,804        38,121
  Certificates of deposits over $100,000........     27,211       7,244        7,199        3,333        44,987
  Savings deposits..............................     19,221          --           --           --        19,221
  Notes payable.................................      5,000          --        5,000       10,304        20,304
  Federal funds purchased.......................         --          --           --           --            --
                                                  ----------  ----------   ----------   ----------    ----------
    Total interest-bearing liabilities..........    149,030      17,921       23,546       23,441       213,938
                                                  ----------  ----------   ----------   ----------    ----------

Interest rate gap...............................  $ (19,154)  $  12,459    $  32,855   $  43,939
                                                  ==========  ==========   ==========  ==========
Cumulative interest rate gap....................  $ (19,154)  $  (6,695)   $  26,160   $  70,099      $  70,099
                                                  ==========  ==========   ==========  ==========     ==========
Cumulative interest rate gap to
  total assets..................................     (6.08)%     (2.12)%        8.30%      22.24%
                                                  ==========  ==========   ==========  ==========
Total consolidated assets.......................  $ 314,577
                                                  ==========

         The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company's loan portfolio and
(ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Management estimates that approximately $16 million of loans maturing during the year ending December 31, 1999 will actually be paid off in cash during that period.


                                                              December 31, 1998
                                                  -----------------------------------------------
                                                   Less than  One year to   Over five
                                                    one year  five years    years         Total
                                                  ----------  -----------  ----------   ---------
Commercial Loans................................  $  78,710   $  12,942    $  13,967    $105,619
Real estate -- construction loans...............     12,881          --           --      12,881
Real estate -- mortgage loans...................      6,480         575        1,331       8,836
Consumer loans..................................     12,434       6,379        5,782      24,595
                                                  ----------  ----------   ----------   ---------
         Total..................................  $ 110,505   $  19,896    $  21,080    $151,481
                                                  ==========  ==========   ==========   =========

Fixed rate loans................................              $  19,547    $  19,064
Floating rate loans.............................                    349        2,016
                                                              ----------   ----------
         Total..................................              $  19,896    $  21,080
                                                              ==========   ==========


RESULTS OF OPERATIONS

Years ended December 31, 1998 and 1997

         Overview. Net income decreased $499,000 for 1998 to $1,637,000 from $2,136,000. This decrease was primarily as a result of a $1,814,000 increase in noninterest expense, which was partially offset by a $755,000 increase in net interest income, an $82,000 decrease in provision for loan loss and a $474,000 decrease in income tax expense. Return on average assets and return on average equity were .69% and 8.52%, respectively, for 1998 compared to 1.08% and 12.68%, respectively, for 1997.

         Interest Income. Interest income increased $1,957,000 to $17,917,000 for 1998 from $15,960,000 for 1997. In 1998, interest income from loans increased $1,137,000, interest income on securities increased $250,000 and interest income on federal funds sold increased $570,000. The increase in interest income from loans was primarily a result of an increase in consumer loans made by the Bank bearing slightly higher interest rates. The increases in interest income on securities and interest income on federal funds sold were primarily a result of the investment by the Bank of excess customer deposits.

         Interest Expense. Interest expense increased $1,202,000 to $6,320,000 for 1998 from $5,118,000 in 1997. Interest expense on interest-bearing deposits increased $1,398,000, interest expense on federal funds purchased decreased $108,000, and interest expense on notes payable decreased $88,000 in 1998. The increase in interest expense on interest-bearing deposits was primarily due to greater deposit volume in 1998. The rates paid on interest bearing deposits was relatively unchanged between 1997 and 1998. The decrease in interest expense on notes payable was due to the $2.0 million reduction of the NationsBank note.

         Net Interest Income. Net interest income increased $755,000 to $11,597,000 for 1998 from $10,842,000 for 1997. During 1998 average loans outstanding increased $14,219,000, average securities owned increased $11,835,000, average federal funds sold increased $10,878,000 and the net interest spread decreased from 5.14% for 1997 to 4.49% for 1998. The increase in net interest income resulted primarily from the increase in the volume of interest earning assets, partially offset by the increase in the volume of interest-bearing deposits.

         Noninterest Income. Noninterest income increased $4,000 to $962,000 for 1998 from $958,000 for 1997.

         Noninterest Expense. Noninterest expense increased $1,814,000 to $10,267,000 for 1998 from $8,453,000 for 1997. This increase is a result of the following factors: (i) salary/benefit expense increased $834,000 primarily due to increased staffing (at the Bank and the six branches) and yearly salary increases; (ii) occupancy and equipment expense increased $305,000 primarily due to the opening of two new branches and Year 2000 equipment expenses; and (iii) other operating expenses increased $669,000 primarily as a result of higher costs associated with the opening of two new branches and acquiring Lakewood State Bank.


PROVISION FOR LOAN LOSSES

         The Company's provisions for loan losses in the years ended
December 31, 1998, 1997 and 1996 were $278,000, $360,000, and $285,000, respectively. See "Item 1 - Business - Analysis of Allowance for Loan Losses."


INCOME TAXES

         The Company's income tax expense for the years ended December 31, 1998, 1997 and 1996 was $377,000, $851,000, and $339,000 (which is net of the $201,000 tax effect of the extraordinary item), respectively. The Company's effective tax rate typically differs from the expected 34% enacted tax rate due to interest income received on tax-exempt securities, which is partially offset by the amortization of excess of investment in subsidiary over net assets acquired.


LIQUIDITY AND SOURCES OF FUNDS

         The Company's primary sources of funds are customer deposits, sales and maturities of investment securities and loan repayments. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. During the year ended December 31, 1998, deposits increased to $271,650,000 from $190,076,000 and $156,409,000 at December 31,
1997 and 1996, respectively. None of the deposits at December 31, 1998, 1997 or 1996 were brokered deposits. Management believes that the increases in deposits in 1997 and 1998 were the result of (i) the successful opening of the Bank's two new branches in 1998 and the resulting increase in new customers at each branch and the acquisition of Lakewood State Bank in December of 1998; (ii) referrals from existing customers; (iii) continued success of the Bank's Officer Call Program; and (iv) recent bank acquisition activity in Colorado which has improved the Bank's opportunities to attract new business from customers in its small and medium-sized business focus area. See "Item 1 - Business - Operating Strategy" and "- Growth Strategy." At December 31, 1998, net loans were $144,517,000 compared to $120,659,000 and $98,978,000 at December 31, 1997 and
1996, respectively. The Company's Acquisition Loan was renewed on January 1, 1993, and was paid off on March 17, 1993 with the proceeds from the sale of Convertible Notes in the Offering. The Convertible Notes required semi-annual interest only payments, with no principal due until maturity at March 17, 2003. On March 1, 1996, the Company exercised the optional redemption provision of the Convertible Notes. On the redemption date, April 1, 1996, the Company paid 101% of the principal amount of each Convertible Note redeemed, plus accrued and unpaid interest. Prior to 5:00 p.m. on the redemption date holders of the Convertible Notes had the right to convert the Convertible Notes into the Company's common stock at a rate of 78.68 shares for each $1,000 principal amount of Convertible Notes (a conversion price of $12.71 per share). There were $6,512,000 in principal amount of Convertible Notes outstanding and all except $26,000 were tendered for redemption. The Company entered into a loan agreement (the "Loan Agreement") with NationsBank, formerly Boatmen's First National Bank of Kansas City ("Boatmen's"), to borrow up to $4,000,000 to fund the redemption. The remainder of the funds needed to pay off the Convertible Notes was taken from the investments which the Company held in its available for sale portfolio.

         In December 1998, Union Bankshares Capital Trust I, a newly formed Delaware business trust completed the sale of $10.3 million of 9% Cumulative Trust Preferred Securities, guaranteed on a subordinated basis by the Company. The Company contributed $7 million of the proceeds of the offering to the Bank to finance the acquisition of Lakewood State Bank. The remainder of the proceeds was used for general corporate purposes, including the payoff of all outstanding amounts to NationsBank under the Loan Agreement. The Company also terminated the revolving line of credit it maintained with NationsBank.

         The Company has successfully negotiated with Exchange National Bank for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest would be due quarterly. There is currently no amount outstanding under this line of credit. The line of credit is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.

         Annual renewal of the line of credit is based on the compliance by the Bank with the following criteria:

         1.  Capital Ratio of not less than 6.25%;

         2.  Return on Average Assets of not below 1.00%;

         3.  Loan Loss Reserve/Total Loans Ratio of not below 1.00%;

         4.  Non-Performing Loans/Total Loans Ratio of not greater than 2.00%;

         5.  Debt Service Coverage Ratio of not less than 2:1; and

         6.  Absence of regulatory dividend restrictions.

In the event the Bank does not meet any of these criteria calculated as of December 31 of each year and based on its financial statements, the Company will have 90 days from the delivery of the financial statements to cure the deficiency.

         Management anticipates that the Company will continue to rely primarily on customer deposits, sales and maturities of investment securities, loan sales, and loan repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits, many of which are held as compensating balances under long-standing loan relationships. As a secondary source of funds, management uses federal funds and its membership in the FHLB. See "Item 1 - Business - Source of Funds."


CAPITAL RESOURCES

         The Company's total stockholders' equity increased to $20,344,000 at December 31, 1998 from $18,222,000 at December 31, 1997. This increase is a result of an increase in retained earnings of $1,676,000 relating to 1998 net income and income tax benefit from employee stock option exercises, an increase in common stock surplus of $24,000 relating to issuance of stock to the outside Directors in lieu of their annual retainer and $32,000 relating to the exercise of stock options, and an increase in unrealized gains on investment securities available for sale of $390,000. At December 31, 1998, stockholders' equity was 6.5% of total assets, compared to 8.2% of total assets at December 31, 1997. Management presently intends to retain earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

         Federal Reserve Board and FDIC guidelines call for a 4% Tier I capital to risk-weighted assets ratio, 8% total capital to risk-weighted assets ratio, and a 5% leverage ratio. See "Item 1 - Business - Government Regulation - The Company -Capital Adequacy" and "- The Bank - Capital Adequacy." The Company and the Bank currently exceed the applicable regulatory capital requirements. The Company contributed $7.0 million of the net proceeds of the offering of the 9% Cumulative Trust Preferred Securities to the Bank to enhance its regulatory capital levels to support continued asset growth. The following table sets forth the Company's and the Bank's capital ratios at December 31, 1998.

                                                                    December 31, 1998
                                                                 -------------------------
                                                                   (Dollars in thousands)
Company
     Tier I Capital.........................................       $    23,357
     Total Capital..........................................            25,387
     Risk-Weighted..........................................           166,837
     Tier I Capital to Risk-Weighted Assets.................            14.00%
     Total Capital to Risk-Weighted Assets..................            15.22%
     Leverage Ratio.........................................             8.30%

Bank
     Tier I Capital.........................................       $    17,752
     Total Capital..........................................            19,860
     Risk-Weighted Assets...................................           168,046
     Tier I Capital to Risk-Weighted Assets.................            10.56%
     Total Capital to Risk-Weighted Assets..................            11.82%
     Leverage Ratio.........................................             6.79%

         Bank management is anticipating 1999 capital expenditures of approximately $750,000 in connection with updating its internal operating systems and expenditures of approximately $170,000 for the conversion of the Lakewood State Bank internal operating system. The Bank intends to use part of its anticipated income in 1999 to finance these expenditures.

         Management expects that the current capital levels, together with internally generated funds, will be sufficient to support the Company's operations for the foreseeable future. However, depending upon the nature and scale of the Company's acquisition opportunities, the Company may be required to obtain additional capital resources through borrowing or the issuance of additional securities. The Company's ability to incur additional indebtedness may be limited by government regulations. See "Item 1 - Business Government Regulation."


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


IMPACT OF YEAR 2000

         Some computer programs are written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or miscalculation causing disruption of operation including, among other things, a temporary inability to process transactions, pay invoices or engage in similar, normal business activities.

         In February 1998, the Company adopted a Year 2000 Project Management Plan in recognition of the potential problems that all computer systems may have when the date January 1, 2000 arrives. As part of the implementation of this plan, in April 1998, the Company completed an assessment to determine whether it would have to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. By June 1998, the Company had completed all required renovations of its critical internal information technology ("IT") systems and by March 1999, had completed compliance testing of such systems. All critical IT and non-IT systems have tested Year 2000 compliant. Testing is continuing on non-critical systems and all reasonable steps required to achieve compliance of such systems will be taken. The steps remaining in the total Year 2000 project are not estimated to have a material impact on the Company's financial position or the results of its operations. The Company estimates that its total Year 2000 project cost will be approximately $500,000. These costs will be expensed as incurred and approximately $375,000 has been incurred as of December 31, 1998.

         The Company has initiated formal communications with all of its significant suppliers and large customers and is continuing its assessment of the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates for completion include the estimated costs and time associated with the impact of a third party's Year 2000 issue and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company has adopted a contingency plan in the event that third parties significant to the Company are not timely Year 2000 compliant. The Company has determined that the most reasonably likely worst-case scenario would include power and communications failures. Under the contingency plan, the Company believes that it could carry out its core-business activities for an indefinite period in such an event. The Company's plan also addresses contingencies related to liquidity and currency demands which may arise.

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


NEW ACCOUNTING PRINCIPLES

         The Financial Accounting Standards Board recently issued Statement No. 130 (Statement No. 130), "Reporting Comprehensive Income." Statement No. 130, which became effective for periods beginning after December 31, 1997, establishes standards for reporting and display of comprehensive income. This statement required that all items that are to be recognized under accounting standard as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         The Financial Accounting Standards Board recently issued Statement No. 131 (Statement No. 131), "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131, which became effective for periods beginning after December 15, 1997, requires that business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement No. 131 had no significant impact on the company's financial statements.

         The Financial Accounting Standards Board recently issued Statement
No. 133 (Statement No. 33) "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, which becomes effective for periods beginning after June 15, 1999, requires that business enterprises recognize all derivative instruments either as assets or liabilities in the financial statements and record those instruments at fair value. Changes in fair value of these derivatives is recognized in the statement of comprehensive income in the period of change. Management has not determined the impact on the Company's financial position and results of operations of adopting Statement No. 133.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

         Statements which are not historical facts contained in this document are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: management's ability to integrate the operations of Lakewood State Bank, continued success of the Bank's branching strategy, general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors contained herein and detailed elsewhere in the Company's filings with the Securities and Exchange Commission.

         Information included in this document includes "forward-looking statements," which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements in "risk factors" and other statements and disclaimers in this Annual Report on From 10-KSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.


ITEM 7.  FINANCIAL STATEMENTS

         See Index to Financial Statements appearing in Item 13 on Page 47.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference to the information set forth under the similarly titled captions contained in the definitive Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1999.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements

                                                                                 Page Reference
                                                                                 --------------
         Reports of Independent Accountants                                         F-1
         Consolidated Balance Sheets at December 31, 1998 and 1997                  F-2
         Consolidated Statements of Income for the Years Ended
             December 31, 1998, 1997 and 1996                                       F-4
         Consolidated Statements of Comprehensive Income for the
             Years Ended December 31, 1998, 1997 and 1996                           F-6
         Consolidated Statements of Changes in Stockholders' Equity for the
             Years Ended December 31, 1998, 1997 and 1996                           F-7
         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996                                       F-9
         Notes to Consolidated Financial Statements                                 F-11

         Exhibits

             See Exhibit Index on Page E-1 of this Form 10-KSB.

(b)      Reports on Form 8-K

             Form 8-K filed on September 2, 1998.  Items 5 and 7 reported.
             Form 8-K filed on December 21, 1998.  Items 5 and 7 reported.

                             UNION BANKSHARES, LTD.

                         Independent Accountants' Report
                      and Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                             UNION BANKSHARES, LTD.


                        DECEMBER 31, 1998, 1997 AND 1996


                                TABLE OF CONTENTS



                                                                           PAGE

INDEPENDENT ACCOUNTANTS' REPORT.............................................F-1


CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets............................................................F-2
  Statements of Income......................................................F-4
  Statements of Comprehensive Income........................................F-6
  Statements of Stockholders' Equity........................................F-7
  Statements of Cash Flows..................................................F-9
  Notes to Financial Statements............................................F-11

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Union Bankshares, Ltd.
Denver, Colorado

    We have audited the accompanying consolidated balance sheets of UNION BANKSHARES, LTD. as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNION BANKSHARES, LTD. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    As described in Note 1, in 1997, the Company retroactively changed its method of computing earnings per share to adopt the provisions of Financial Accounting Standards Board Statement No. 128.



                                             /s/ Baird, Kurtz & Dobson

                                             BAIRD, KURTZ & DOBSON


Denver, Colorado
January 20, 1999

                             UNION BANKSHARES, LTD.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                 1998            1997
                                                              ------------    ------------

Cash and due from banks                                      $  18,914,000   $  15,314,000
Federal funds sold                                              26,505,000      11,400,000
                                                              ------------    -------------
              Total Cash and Cash Equivalents                   45,419,000      26,714,000

Held-to-maturity securities                                     27,469,000      27,929,000

Available-for-sale securities                                   77,594,000      37,180,000

Other investments                                                  988,000         916,000

Loans, net                                                     144,517,000     120,659,000

Mortgage loans held for sale                                     4,285,000       1,253,000

Excess of cost over fair value of net assets acquired,
  net of amortization                                            7,169,000       2,720,000

Premises and equipment                                           3,276,000       1,378,000

Accrued interest receivable                                      1,542,000       1,353,000

Other assets                                                     2,318,000       1,403,000
                                                              ------------    ------------







              Total Assets                                   $ 314,577,000   $ 221,505,000
                                                              ============    ============

See Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1998            1997
                                                              ------------    ------------
LIABILITIES
  Deposits:
    Demand                                                   $  78,017,000   $  57,565,000
    NOW                                                         25,852,000      18,914,000
    Money Market                                                65,452,000      65,074,000
    Savings                                                     19,221,000      10,798,000
    Time                                                        83,108,000      37,725,000
                                                              ------------    ------------
              Total Deposits                                   271,650,000     190,076,000

  Notes payable                                                 10,000,000      12,000,000
  Guaranteed Preferred Beneficial Interests in
    Company's Debentures                                        10,304,000               -
  Federal funds purchased                                                -               -
  Accrued interest payable                                         471,000         187,000
  Other liabilities                                              1,808,000       1,020,000
                                                              ------------    ------------
              Total Liabilities                                294,233,000     203,283,000
                                                              ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized
    1,355,790 shares; issued and outstanding -0- shares                  -               -
  Common stock, $.001 par value; authorized
    10,000,000 shares; issued and outstanding
    1998 - 2,342,014 shares; 1997 - 2,332,014 shares                 2,000           2,000
  Additional paid-in capital                                     9,678,000       9,583,000
  Retained earnings                                             10,021,000       8,384,000
  Accumulated other comprehensive income:
    Unrealized appreciation on available-for-sale
      securities, net of applicable income taxes of
      $365,000 and $116,000 in 1998 and 1997, respectively         643,000         253,000
                                                              ------------    ------------
              Total Stockholders' Equity                        20,344,000      18,222,000
                                                              ------------    ------------

              Total Liabilities and Stockholders' Equity     $ 314,577,000   $ 221,505,000
                                                              ============    ============

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                     1998             1997           1996
                                                  ------------    ------------    ------------
INTEREST INCOME
  Interest and fees on loans                     $  12,585,000   $  11,448,000   $   9,404,000
  Interest on investment securities:
    U.S. government agencies and corporations        3,121,000       2,887,000       2,215,000
    State and other political subdivisions           1,415,000       1,399,000       1,730,000
    Interest on federal funds sold and
      interest-bearing deposits in other banks         796,000         226,000         177,000
                                                  ------------    ------------    ------------
              Total interest income                 17,917,000      15,960,000      13,526,000
                                                  ------------    ------------    ------------

INTEREST EXPENSE
  Deposits                                           5,519,000       4,121,000       3,736,000
  Federal funds purchased                                2,000         110,000          91,000
  Notes payable                                        799,000         887,000         385,000
                                                  ------------    ------------    ------------
              Total interest expense                 6,320,000       5,118,000       4,212,000
                                                  ------------    ------------    ------------

NET INTEREST INCOME                                 11,597,000      10,842,000       9,314,000

PROVISION FOR LOAN LOSSES                              278,000         360,000         285,000
                                                  ------------    ------------    ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         11,319,000      10,482,000       9,029,000
                                                  ------------    ------------    ------------


NONINTEREST INCOME
  Service charges                                      405,000         371,000         368,000
  Gain on sale of available-for-sale
    securities, net                                     43,000         101,000         162,000
  Other                                                514,000         486,000         507,000
                                                  ------------    ------------    ------------
              Total noninterest income                 962,000         958,000       1,037,000
                                                  ------------    ------------    ------------

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                     1998             1997           1996
                                                  ------------    ------------    ------------
NONINTEREST EXPENSE
  Salaries and employee benefits                 $   5,311,000   $   4,477,000   $   3,994,000
  Amortization of excess of cost over
    fair value of net assets acquired                  232,000         226,000         226,000
  Occupancy and equipment                            1,537,000       1,232,000       1,223,000
  Other operating expenses                           3,187,000       2,518,000       2,173,000
                                                  ------------    ------------    ------------
              Total noninterest expense             10,267,000       8,453,000       7,616,000
                                                  ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                 2,014,000       2,987,000       2,450,000

INCOME TAXES                                           377,000         851,000         540,000
                                                  ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                     1,637,000       2,136,000       1,910,000

EXTRAORDINARY ITEM
  Loss on early extinguishment of debt
    (net of applicable income taxes of
    $201,000)                                                -               -         337,000
                                                  ------------    ------------    ------------

NET INCOME                                       $   1,637,000   $   2,136,000   $   1,573,000
                                                  ============    ============    ============

EARNINGS PER SHARE
  BASIC
    Income before extraordinary item             $         .70   $         .92   $         .83
    Extraordinary item, net                      $           -   $           -   $        (.15)
    Net income                                   $         .70   $         .92   $         .68
    Weighted average number of common
      shares outstanding                             2,339,119       2,317,056       2,298,804

  DILUTED
    Income before extraordinary item             $         .62   $         .84   $         .79
    Extraordinary item, net                      $           -   $           -   $        (.14)
    Net income                                   $         .62   $         .84   $         .65
    Weighted average number of common
     shares outstanding                              2,622,753       2,534,904       2,415,488

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998            1997            1996
                                                  ------------    ------------    ------------

NET INCOME                                       $   1,637,000   $   2,136,000   $   1,573,000

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation)
  on available-for-sale securities, net
  of income taxes $195,000, $-0-, and
  $(214,000) for December 31, 1998,
  1997, and 1996, respectively                         416,000               -        (360,000)

LESS: reclassification adjustment for
  realized (gain) losses included in net
  income, net of income taxes of $15,000,
  $38,000, and $60,000, for December 31,
  1998, 1997, and 1996, respectively                   (26,000)        (63,000)       (102,000)

Unrealized appreciation on investment
  securities transferred from
  available-for-sale to held-to-
  maturity including amortization                            -         (32,000)        (42,000)
                                                  ------------    ------------    ------------


COMPREHENSIVE INCOME                             $   2,027,000   $   2,041,000   $   1,069,000
                                                  ============    ============    ============

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                     Accumulated
                                                                                       Other
                                                                                    Comprehensive
                                                                                       Income
                                                                                    -------------
                                                                                      Unrealized
                                                                                     Appreciation
                                                                                    (Depreciation)
                                                                      Additional     on Available-
                                                                       Paid-in         for-Sale        Retained
                                                Shares      Amount     Capital        Securities       Earnings        Total
                                              ----------   -------    ----------    -------------     ----------    -----------
BALANCE, DECEMBER 31, 1995                     2,291,340  $  2,000   $ 9,383,000   $      852,000    $ 4,675,000   $ 14,912,000
  Shares issued for stock option plan              4,540         -        25,000                -              -         25,000
  Shares issued upon conversion and
    retirement of notes                            4,084         -        26,000                -              -         26,000
  Net change in unrealized appreciation
    of available-for-sale securities,
    net of income taxes of $238,000                    -         -             -         (462,000)             -       (462,000)
  Unrealized appreciation on investment
    securities transferred from available-
    for-sale to held-to-maturity
    including amortization                             -         -             -          (42,000)             -        (42,000)
  Net income                                           -         -             -                -      1,573,000      1,573,000
                                              ----------   -------    ----------    -------------     ----------    -----------

BALANCE, DECEMBER 31, 1996                     2,299,964     2,000     9,434,000          348,000      6,248,000     16,032,000
    Shares issued for stock option plan           32,050         -       149,000                -              -        149,000
    Net change in unrealized appreciation
      of available-for-sale securities,
      net of income taxes of $33,000                   -         -             -          (63,000)             -        (63,000)
    Net change in unrealized appreciation on
      investment securities transferred from
      available-for-sale to held-to-maturity
      including amortization                           -         -             -          (32,000)             -        (32,000)
    Net income                                         -         -             -                -      2,136,000      2,136,000
                                              ----------   -------    ----------    -------------     ----------    -----------

BALANCE, DECEMBER 31, 1997                     2,332,014  $  2,000   $ 9,583,000   $      253,000    $ 8,384,000   $ 18,222,000
                                              ----------   -------    ----------    -------------     ----------    -----------

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                     Accumulated
                                                                                       Other
                                                                                    Comprehensive
                                                                                       Income
                                                                                    -------------
                                                                                      Unrealized
                                                                                     Appreciation
                                                                                    (Depreciation)
                                                                      Additional     on Available-
                                                                       Paid-in         for-Sale        Retained
                                                Shares      Amount     Capital        Securities       Earnings        Total
                                              ----------   -------    ----------    -------------     ----------    -----------
BALANCE, DECEMBER 31, 1997
  (brought forward)                            2,332,014  $  2,000   $ 9,583,000   $      253,000    $ 8,384,000   $ 18,222,000
    Shares issued for stock option plan           10,000         -        56,000                -              -         56,000
    Net change in unrealized appreciation
      of available-for-sale securities,
      net of income taxes of $249,000                  -         -             -          390,000              -        390,000
    Increase in retained earnings due to
      stock option plans                               -         -        39,000                -              -         39,000
    Net income                                         -         -             -                -      1,637,000      1,637,000
                                              ----------    ------    ----------    -------------     ----------    -----------

BALANCE, DECEMBER 31, 1998                     2,342,014  $  2,000   $ 9,678,000   $      643,000    $10,021,000   $ 20,344,000
                                              ==========    ======    ==========    =============     ==========    ===========

See Notes to Consolidated Financial Statements

                                             UNION BANKSHARES, LTD.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                      1998               1997             1996
                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $   1,637,000     $   2,136,000     $   1,573,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Gain on sale of securities                                       (41,000)         (101,000)         (162,000)
      Extraordinary item                                                     -                 -           337,000
      Federal Home Loan Bank stock dividend                            (72,000)          (53,000)                -
      Amortization (accretion) of premium/discount
        on investments                                                 455,000          (140,000)       (2,323,000)
      Amortization of deferred loan fees, net of costs              (1,296,000)         (955,000)         (395,000)
      Deferred income taxes                                           (230,000)         (216,000)         (125,000)
      Provision for loan losses                                        278,000           360,000           285,000
      Depreciation and amortization                                    491,000           415,000           429,000
      Amortization of excess of cost over fair
        value of net assets acquired                                   232,000           226,000           226,000
  Changes in:
      Mortgage loans held for sale                                  (3,032,000)       (1,253,000)                -
      Accrued interest receivable                                       72,000          (246,000)          (22,000)
      Prepaid expenses and other assets                               (581,000)            7,000           (83,000)
      Accrued interest payable                                          97,000            92,000          (135,000)
      Other liabilities                                                671,000           103,000           (13,000)
                                                                  ------------      ------------      ------------
              Net cash (used in) provided
                by operating activities                             (1,319,000)          375,000          (408,000)
                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities      $  24,932,000     $   8,809,000     $   8,600,000
  Proceeds from maturities of held-to-
    maturity securities                                              6,995,000         8,652,000         3,473,000
  Proceeds from sale of available-for-sale securities                2,312,000        13,161,000        34,111,000
  Purchase of available-for-sale securities                        (55,426,000)      (24,077,000)      (38,731,000)
  Purchase of held-to-maturity securities                           (6,710,000)       (7,003,000)       (1,010,000)
  Purchase of other investments                                              -          (369,000)          (85,000)
  Net decrease (increase) in loans                                     104,000       (21,086,000)      (19,004,000)
  Purchase of Lakewood State Bank, net of cash acquired                520,000                 -                 -
  Purchase of premises and equipment                                (1,306,000)         (220,000)         (295,000)
                                                                   -----------      ------------      ------------
              Net cash used in investing activities                (28,579,000)      (22,133,000)      (12,941,000)
                                                                   -----------      ------------      ------------

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                      1998               1997             1996
                                                                  ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market,
    NOW, and savings accounts                                    $   8,700,000     $  23,547,000     $  11,665,000
  Net increase in time deposits                                     31,543,000        10,120,000         4,569,000
  Change in federal funds purchased                                          -        (6,200,000)        2,200,000
  Proceeds from issuance of notes payable                                    -        10,000,000         4,000,000
  Principal repayments of notes payable                             (2,000,000)       (1,500,000)       (7,077,000)
  Proceeds from issuance of common stock                                56,000           149,000            51,000
  Proceeds from issuance of Guaranteed Preferred
    Beneficial Interests in Company's Debentures                    10,304,000                 -                 -
                                                                  ------------      ------------     -------------
              Net cash provided by financing activities             48,603,000        36,116,000        15,408,000
                                                                  ------------      ------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           18,705,000        14,358,000         2,059,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 26,714,000        12,356,000        10,297,000
                                                                  ------------      ------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  45,419,000     $  26,714,000     $  12,356,000
                                                                  ============      ============     ==============

See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OPERATING SEGMENTS

    The Bank is organized on a branch by branch basis, upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branch banks provides a group of similar community banking services, including such core products and services as loans, time deposits, checking and saving accounts, as well as products that compliment these core products.

CASH AND CASH EQUIVALENTS

    The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998, cash equivalents consisted of federal funds sold.

    Pursuant to normal banking practices, the Bank is required to maintain certain balances (reserves) with the Federal Reserve Bank. Included in cash and due from banks in the accompanying consolidated balance sheets are required reserve balances of approximately $4,263,000 and $1,525,000 at December 31, 1998 and 1997, respectively.

    As of December 31, 1998, the Company had approximately $5,330,000 on deposit in one financial institution.

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

    Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

    Interest and dividends on investments in debt and equity securities are included in income when earned.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



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

    A loan is considered impaired when it is probable that the Bank will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is generally discontinued, and interest accrued and unpaid is removed, at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract. Loans are charged off when, in the opinion of management, all or a portion of the principal outstanding is no longer collectible.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale are normally sold within 120 days of origination and are carried at the lower of cost or market. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

    Excess costs of the purchased subsidiary acquired by the Company in 1985 in excess of the fair value of underlying net tangible assets is amortized on a straight-line basis over a 25 year period. The remaining balance is being amortized through 2009 at a rate of approximately $226,000 per year. The excess cost over purchase price of the branch bank acquired in 1998 is also being amortized on a straight-line basis over a 15 year life at an annual rate of $312,000 through 2014. Amortization expense related to the purchased subsidiary and branch bank in 1998 was $232,000.

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

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

    Debt issuance costs associated with the issuance of the 9.0% Cumulative Trust Preferred Securities are being amortized over a ten year period.

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

    All share and per share amounts have been restated to reflect the two-for-one stock split which was voted on and approved by stockholders on May 27, 1998.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The amortized cost and approximate fair value of held-to-maturity securities was as follows at December 31, 1998 and 1997:

                                                                            Gross           Gross
                                                           Amortized      Unrealized      Unrealized        Approximate
                                                             Cost           Gains           Losses           Fair Value
                                                         ------------     ----------     ------------      ------------
    1998:
    ----

    U.S. Government agencies and
      corporations                                      $  21,591,000    $   501,000    $     (12,000)    $  22,080,000
    Obligations of state and political
      subdivisions                                          5,878,000        462,000                -         6,340,000
                                                         ------------     ----------     ------------      ------------

                                                        $  27,469,000    $   963,000    $     (12,000)    $  28,420,000
                                                         ============     ==========     ============      ============

    1997:
    ----

    U.S. Government agencies and
      corporations                                      $  21,989,000    $   383,000    $      (1,000)    $  22,371,000
    Obligations of state and political
      subdivisions                                          5,940,000        370,000                -         6,310,000
                                                         ------------     ----------     ------------      ------------

                                                        $  27,929,000    $   753,000    $      (1,000)    $  28,681,000
                                                         ============     ==========     ============      ============

    Maturities of held-to-maturity securities at  December 31, 1998:
                                                                                           Amortized        Approximate
                                                                                              Cost          Fair Value
                                                                                         ------------      ------------
    One year or less                                                                    $           -     $           -
    After one year through five years                                                       4,439,000         4,552,000
    After five years through ten years                                                      3,735,000         3,919,000
    After ten years                                                                         1,538,000         1,710,000
    Mortgage-backed and other debt
      securities                                                                           17,757,000        18,239,000
                                                                                         ------------      ------------

                                                                                        $  27,469,000     $  28,420,000
                                                                                         ============      ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES  (CONTINUED)

   The amortized cost and approximate fair value of available-for-sale securities was as follows at December 31, 1998 and 1997:

                                                                            Gross           Gross
                                                           Amortized      Unrealized      Unrealized        Approximate
                                                             Cost           Gains           Losses           Fair Value
                                                         ------------     ----------     ------------      ------------
    1998:
    ----

    U.S. Government agencies and
      corporations                                      $  54,438,000    $   276,000    $     (10,000)    $  54,704,000
    U.S. Treasury securities                                3,611,000         48,000                -         3,659,000
    Obligations of state and political
      subdivisions                                         18,482,000        774,000          (25,000)       19,231,000
                                                         ------------     ----------     ------------      ------------

                                                        $  76,531,000    $ 1,098,000    $     (35,000)    $  77,594,000
                                                         ============     ==========     ============      ============

    1997:
    ----

    U.S. Government agencies and
      corporations                                      $  12,804,000    $     7,000    $     (30,000)    $  12,781,000
    U.S. Treasury securities                                6,027,000         43,000                -         6,070,000
    Obligations of state and political
      subdivisions                                         16,981,000        388,000          (39,000)       17,330,000
    Commercial paper                                          999,000              -                -           999,000
                                                         ------------     ----------     ------------      ------------

                                                        $  36,811,000    $   438,000    $     (69,000)    $  37,180,000
                                                         ============     ==========     ============      ============

    Maturities of available-for-sale securities at December 31, 1998:
                                                                                          Amortized         Approximate
                                                                                             Cost           Fair Value
                                                                                         ------------      ------------

    One year or less                                                                    $   8,286,000     $   8,295,000
    After one year through five years                                                      14,292,000        14,508,000
    After five years through ten years                                                     19,391,000        19,763,000
    Due after ten years                                                                     7,014,000         7,337,000
    Mortgage-backed and other debt securities                                              27,548,000        27,691,000
                                                                                         ------------      ------------

                                                                                        $  76,531,000     $  77,594,000
                                                                                         ============      ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES  (CONTINUED)

    The book value of securities pledged as collateral, to secure notes payable, public deposits, and for other purposes, amounted to $55,125 at December 31, 1998 and $29,008,000 at December 31, 1997. The approximate fair value of pledged securities amounted to $56,249 at December 31, 1998 and $29,725,000 at December 31, 1997.

    Gross gains of $43,000, $131,000, and $349,000 and gross losses of $2,000,
$46,000, and $187,000 resulting from sales of available-for-sale securities were realized for 1998, 1997 and 1996, respectively.

    The Company redesignated available-for-sale securities with an aggregate amortized cost of $5,061,000 and $8,830,000 to the held-to-maturity portfolio during 1997 and 1996, respectively.

    The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. As a member, the Bank has access to a $19,396,000 credit line which is secured by investment securities. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments. As discussed in Note 6, the Bank had advances outstanding at December 31, 1998, of $10,000,000.


NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

    Categories of loans at December 31, 1998 and 1997, include:

                                                   1998                1997
                                             ---------------     --------------
    Commercial                              $    105,618,000    $    87,929,000
    Real estate mortgage                           4,101,000          4,297,000
    Real estate construction                      12,881,000          9,625,000
    Consumer                                      24,595,000         20,933,000
                                             ---------------     --------------
                                                 147,195,000        122,784,000
    Allowance for loan losses                     (2,678,000)        (2,125,000)
                                             ---------------     --------------

    Net loans                               $    144,517,000    $   120,659,000
                                             ===============     ==============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES   (CONTINUED)

    Transactions in the allowance for loan losses were as follows:

                                                    1998            1997              1996
                                             ------------     ------------     ------------

    Balance, beginning of year              $   2,125,000    $   1,754,000    $   1,448,000
                                             ------------     ------------     ------------

    Allowance for loan losses of
     acquired institution                         350,000                -                -
                                             ------------     ------------     ------------
    Charge offs                                   (86,000)         (24,000)         (29,000)
    Recoveries                                     11,000           35,000           50,000
                                             ------------     ------------     ------------
    Net recoveries                                (75,000)          11,000           21,000
    Provision charged to operating
     expenses                                     278,000          360,000          285,000
                                             ------------     ------------     ------------

    Balance, end of year                    $   2,678,000    $   2,125,000    $   1,754,000
                                             ============     ============     ============


    Impaired loans totaled $2,380,000 and $73,000 at December 31, 1998 and 1997, respectively. An allowance for loan losses of $362,000 and $19,000 related to impaired loans at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, all impaired loans had allocated allowances.

    Interest of $158,000 and $8,000 was recognized on average impaired loans of $1,612,000 and $98,000 for 1998 and 1997, respectively. No interest was recognized on impaired loans on a cash basis during 1998 and 1997.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 4:   PREMISES AND EQUIPMENT

    Major classifications of premises and equipment, stated at cost, at December 31, were as follows:

                                                    1998             1997
                                               -------------     ------------
    Land                                      $      150,000    $           -
    Building                                         750,000                -
    Leasehold improvements                         2,056,000        1,485,000
    Furniture and equipment                        3,082,000        2,162,000
                                               -------------     ------------
                                                   6,038,000        3,647,000
    Less accumulated depreciation
     and amortization                             (2,762,000)      (2,269,000)
                                               -------------     ------------

    Net premises and equipment                $    3,276,000    $   1,378,000
                                               =============     ============


NOTE 5:   DEPOSITS

     Interest bearing deposits in denominations of $100,000 or more were $44,231,000 on December 31, 1998, and $19,969,000 on December 31, 1997.

    At December 31, 1998, the scheduled maturities of time deposits were as follows:

                     1999                               $   51,424,000
                     2000                                   10,923,000
                     2001                                    7,566,000
                     2002                                       57,000
                     2003 and thereafter                    13,138,000
                                                         -------------

                                                        $   83,108,000
                                                         =============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 6:   NOTES PAYABLE

    Notes payable at December 31, 1998 and 1997, consisted of the following components:

                                                           1998              1997
                                                       ------------     ------------
           Advances from FHLB                         $  10,000,000    $  10,000,000
           Note payable to financial institution                  -        2,000,000
                                                       ------------     ------------

           Total notes payable                        $  10,000,000    $  12,000,000
                                                       ============     ============

    The Bank entered into two $5,000,000 advance agreements with the FHLB on January 21, 1997. One advance has an interest rate of 6.34% and matured January 14, 1999. The other advance has an interest rate of 6.5% and matures January 14, 2000. The advances are secured by pledges of securities as discussed in Note 2.


NOTE 7:   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
          DEBENTURES

                                                                 1998             1997
                                                             -------------     ------------
           Guaranteed Preferred Beneficial Interests
           In Company's Debentures                          $   10,304,000   $            -
                                                             =============    =============

    On October 14, 1998, the Company formed a wholly-owned business trust (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The sole assets of the Trust are $10.3 million aggregate principal amount of the Company's 9.00% Subordinated Debenture Notes due December 17, 2028, which are redeemable on or after December 17, 2003. Such securities qualify as Tier I Capital for regulatory purposes.


NOTE 8:   INCOME TAXES

    The provision for income taxes consists of:

                                     1998             1997             1996
                                  ----------     ------------     -----------

    Taxes currently payable      $   607,000    $   1,067,000    $    464,000
    Deferred income taxes           (230,000)        (216,000)       (125,000)
                                  ----------     ------------     -----------

                                 $   377,000    $     851,000    $    339,000
                                  ==========     ============     ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 8:   INCOME TAXES   (CONTINUED)

    The tax effects of temporary differences related to deferred taxes shown in the December 31, balance sheets are:

                                                       1998            1997
                                                   ------------     -----------
    Deferred tax assets:
      Allowance for loan losses                   $     761,000    $    572,000
      Accrued expenses                                  160,000          96,000
      Deferred loan fees                                167,000         134,000
      Deferred compensation                              37,000          24,000
      Furniture, equipment, and improvements                  -          52,000
      Other real estate owned                            94,000               -
      Other                                                   -           9,000
                                                   ------------     -----------
                                                      1,219,000         887,000
                                                   ------------     -----------

    Deferred tax liabilities:
      Federal Home Loan Bank Stock                      (47,000)        (20,000)
      Furniture, equipment, and improvements            (65,000)              -
      Unrealized gains on available-for-sale
        securities                                     (365,000)       (116,000)
      Other                                             (27,000)              -
                                                   ------------     -----------
                                                       (504,000)       (136,000)
                                                   ------------     -----------

              Net deferred tax asset              $     715,000    $    751,000
                                                   ============     ===========

    A reconciliation of income tax expenses at the statutory rate to the Company's actual income tax is shown below:

                                                              1998            1997          1996
                                                           ---------      -----------     ---------
    Computed at the statutory rate (34%)                  $   685,000    $  1,016,000    $  651,000
    Increase (decrease) in income taxes
      resulting from:
        Tax-exempt interest                                  (367,000)       (328,000)     (406,000)
        Amortization of excess of investment
          in subsidiary over net assets acquired               79,000          79,000        79,000
        State income taxes, net of federal tax benefit         16,000          17,000        24,000
        Nondeductible interest                                 42,000          30,000        25,000
        Other, net                                            (78,000)         37,000       (34,000)
                                                           ----------     -----------     ---------

    Income tax expense                                    $   377,000    $    851,000    $  339,000
                                                           ==========     ===========     =========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 9:   EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income before extraordinary item is shown below for the years ended December 31, 1998, 1997 and 1996:

                                            Income            Shares       Per-Share
                                           Numerator)      (Denominator)    Amount
                                         ------------    ---------------  -----------
           1998
           ----
    Income before extraordinary item     $  1,637,000       2,339,119
              Basic earnings per share                                   $        .70
                                                                          ===========

    Effect of dilutive securities:
              Stock options                         -         283,634
                                         ------------    ------------

    Diluted earnings per share           $  1,637,000       2,622,753    $        .62
                                          ===========    ============     ===========

           1997
           ----
    Income before extraordinary item     $  2,136,000       2,317,056
              Basic earnings per share                                   $        .92
                                                                          ===========

    Effect of dilutive securities:
              Stock options                         -         217,848
                                         ------------    ------------

    Diluted earnings per share           $  2,136,000       2,534,904    $        .84
                                          ===========    ============     ===========

           1996
           ----
    Income before extraordinary item     $  1,910,000       2,298,804
              Basic earnings per share                                   $        .83
                                                                          ===========

    Effect of dilutive securities:
              Stock options                         -         116,684
                                         ------------    ------------

    Diluted earnings per share           $  1,910,000       2,415,488    $        .79
                                          ===========    ============     ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 10:  COMMITMENTS AND CREDIT RISKS

    The Bank grants commercial, residential, and other installment loans to customers throughout the state of Colorado and, in addition, invests in municipal obligations of various entities in the state.

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

    At December 31, 1998 and 1997, the Bank had granted unused lines of credit to borrowers aggregating approximately $58,719,000 and $45,875,000, respectively. At December 31, 1998, unused lines of credit consisted of approximately $57,771,000 for commercial lines and $948,000 for open-end consumer lines.

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

    The Bank had total outstanding letters of credit amounting to $1,318,000 and $948,000 at December 31, 1998 and 1997, respectively, with terms ranging from 15 days to two years.

    At December 31, 1998 and 1997, the Bank had outstanding commitments to originate loans aggregating approximately $12,780,000 and $9,468,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 11:  OPERATING LEASES

    The Bank leases premises under a noncancelable lease which expires in 2001. The lease contains a renewal option clause for an additional five-year term and provides for periodic rental adjustment based on the Consumer Price Index.

    The estimated future minimum lease payments under noncancelable operating leases at December 31, 1998, were as follows:

       1999                                            $    597,000
       2000                                                 600,000
       2001                                                 582,000
       2002                                                 560,000
       2003                                                 556,000
       Thereafter                                           640,000
                                                        -----------

       Total future minimum lease payment              $  3,535,000
                                                        ===========

    Total rental expense for all operating leases (net of month-to-month sublease rental income in 1995), including certain cancelable equipment leases, was $614,000, $509,000, and $458,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

    The Company provides a 401(k) profit sharing plan for its employees, contributing annually to a profit sharing trust. All employees who are at least 21 years old and who have been employed by the Company for at least one year are eligible to participate. Total contributions were approximately $226,000, $195,000, and $174,000 in 1998, 1997 and 1996, respectively. The Company matches 50% of the first 6% of the participants' contributions; additional contributions may be made at the discretion of the Board of Directors. Company contributions are 20% vested after the participant has completed two years of service, with 20% incremental increases in vesting for each of the next four years.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    During the year ended December 31, 1994, the Company adopted a Non-Employee Director Equity Compensation Plan (Compensation Plan) effective January 1, 1995. The Compensation Plan provides for the initial authorization of 50,000 shares of common stock. Under the provisions of the Compensation Plan, the directors are compensated $6,000 annually provided certain performance measures are met. The directors have the option of accepting the Company's common stock in lieu of cash compensation. If the director opts for common stock, the number of shares issued is determined on the first business day of the year. The director has voting rights on the common stock issued as compensation; however, the common stock is restricted until the director has met all performance measures. In January 1998 and 1997, the Company issued 2,000, and 3,750 common shares, respectively, pursuant to the Compensation Plan at exercise prices of $24.00 and $16.00, respectively.

    The Company adopted the Equity Incentive Plan (Incentive Plan) in December 1992 for certain key employees of the Company. The Incentive Plan provides for the authorization of 624,000 shares of common stock, plus an additional authorization of one-half percent of the outstanding shares of common stock as of each succeeding annual anniversary of the effective date of the Incentive Plan. Options issued within the Incentive Plan vest in three equal increments on the date of grant and the first two anniversaries thereof, and expires ten years after date of grant.

    A summary of the status of the Incentive Plan at December 31, and changes during the year is presented below:

                                                                         (Restated)              (Restated)
                                                   1998                     1997                    1996
                                            -------------------    --------------------     --------------------
                                                       Weighted                Weighted                 Weighted
                                                        Average                 Average                  Average
                                                       Exercise                Exercise                 Exercise
                                             Shares      Price      Shares       Price        Shares      Price
                                            --------   --------    --------    --------     --------    --------
    Outstanding, beginning of year           443,400  $    5.61     429,200   $    4.92      401,500   $    4.78
    Granted                                   43,700      11.38      40,600       11.75       27,700        7.63
    Exercised                                 (6,500)      3.97     (22,800)       4.16            -           -
    Forfeited                                 (1,400)      5.19      (3,600)       6.13            -           -
                                            --------   --------    --------    --------     --------    --------

    Outstanding, end of year                 479,200  $    6.16     443,400   $    5.61      429,200   $    4.92
                                            ========   ========    ========    ========     ========    ========

    Options exercisable, end of year         436,734                407,500                  351,400

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    The following table summarizes information about stock options under the Incentive Plan outstanding at December 31, 1998:

                             Options Outstanding          Options Exercisable
                     ----------------------------------  ---------------------
                                   Weighted
                                    Average    Weighted               Weighted
                                   Remaining    Average                Average
       Range of        Number     Contractual  Exercise    Number     Exercise
    Exercise Prices  Outstanding     Life        Price   Exercisable    Price
    ---------------  -----------  -----------  --------  -----------  --------
             $4.50       154,000   4 years      $  4.50      154,000  $   4.50
             $4.00        20,000   5 years      $  4.00       20,000  $   4.00
    $3.75 to $3.81        28,000   6 years      $  3.76       28,000  $   3.76
             $5.38       166,800   7 years      $  5.38      166,800  $   5.38
             $7.63        26,300   8 years      $  7.63       26,300  $   7.63
            $11.75        40,400   9 years      $ 11.75       27,067  $  11.75
            $11.38        43,700  10 years      $ 11.38       14,567  $  11.38

    The Company also adopted a Nonemployee Directors' Stock Option Plan (Directors' Plan) in December 1992. An aggregate of 22,000 shares of common stock are reserved for issuance under the Directors' Plan. Nonemployee directors are automatically granted options to purchase 500 common shares during each fiscal year following election to the Board. The Board of Directors, or a committee consisting of such Board members or other persons as may be appointed by the Board, administer the Directors' Plan. The Directors' Plan is currently administered by the Board of Directors. Each option under the Directors' Plan expires five years from the date of grant.

    A summary of the status of the Directors' Plan at December 31, and changes during the year is presented below:

                                                                    (Restated)             (Restated)
                                                 1998                  1997                   1996
                                          ------------------    ------------------     -------------------
                                                    Weighted              Weighted                Weighted
                                                     Average               Average                 Average
                                                    Exercise              Exercise                Exercise
                                          Shares     Price      Shares      Price       Shares     Price
                                          ------    --------    ------    --------     -------    --------

    Outstanding, beginning of year         9,000    $   7.14     12,500   $  10.17      10,000   $    4.47
    Granted                                2,000       12.50      2,000      12.07       2,500        8.00
    Exercised                             (1,500)       4.13    (5,500)       4.48           -           -
    Forfeited                                  -           -         -          -            -           -
                                          ------    --------    -------    -------     -------    --------

    Outstanding, end of year               9,500   $    8.74      9,000   $   7.14      12,500   $   10.17
                                          ======    ========    =======    =======     =======    ========

    Options exercisable, end of year       7,500                  7,000                 10,000

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    The following table summarizes information about stock options under the Directors' Plan outstanding at December 31, 1998:

                             Options Outstanding          Options Exercisable
                     ----------------------------------  ---------------------
                                   Weighted
                                    Average    Weighted               Weighted
                                   Remaining    Average                Average
       Range of        Number     Contractual  Exercise    Number     Exercise
    Exercise Prices  Outstanding     Life        Price   Exercisable    Price
    ---------------  -----------  -----------  --------  -----------  --------
             $3.75         1,500      1 years  $   3.75        1,500  $   3.75
             $5.50         1,500      2 years  $   5.50       1,5000  $   5.50
             $8.00         2,500      3 years  $   8.00       2,5000  $   8.00
            $12.07         2,000      4 years  $  12.07       2,0000  $  12.07
            $12.50         2,000      5 years  $  12.50            -  $      -

    In May 1996, the Company adopted an "Option Bonus Plan" (Bonus Plan). The exercise price on all options is equal to the market price of the common stock on the date of grant. The option period expires ten years from the date the options were granted. The options vest and are exercisable six months after they are granted. The maximum number of shares that may be issued pursuant to the exercise of these options is 300,000 shares.

    A summary of the status of the Bonus Plan at December 31, and changes during the year is presented below:

                                                1998                    1997
                                         -------------------     -------------------
                                                    Weighted                Weighted
                                                     Average                 Average
                                                    Exercise                Exercise
                                          Shares      Price       Shares      Price
                                         -------    --------     -------    --------
    Outstanding, beginning of year        78,586   $    7.93      72,802    $   7.63
    Granted                              129,129       11.38       5,784       11.75
    Exercised                                  -           -           -           -
    Forfeited                                  -           -           -           -
                                         -------    --------     -------     -------

    Outstanding, end of year             207,715   $   10.07      78,586    $   7.93
                                         =======    ========     =======     =======

    Options exercisable, end of year      78,586                       -

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    The following table summarizes information about stock options under the Bonus Plan outstanding at December 31, 1998:

                             Options Outstanding          Options Exercisable
                     ----------------------------------  ---------------------
                                   Weighted
                                    Average    Weighted               Weighted
                                   Remaining    Average                Average
       Range of        Number     Contractual  Exercise    Number     Exercise
    Exercise Prices  Outstanding     Life        Price   Exercisable    Price
    ---------------  -----------  -----------  --------  -----------  --------
              $7.63       72,802      8 years  $   7.63       72,802  $   7.63
             $11.75        5,784      9 years  $  11.75        5,784  $  11.75
             $11.38      129,129     10 years  $  11.38            -  $      -

    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans, and no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $368,000, $172,000, and $323,000 in 1998, 1997 and
1996, respectively. In addition, the Company's basic earnings per share would have decreased by $.16 per share, $.07 per share, and $.14 per share in 1998, 1997 and 1996, respectively. Diluted earnings per share would have decreased $.14 per share, $.07 per share, and $.14 per share, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 13:  OTHER OPERATING EXPENSES

    Other operating expenses consist of the following:

                                                      1998             1997              1996
                                                  ------------     ------------     ------------
    Professional services                        $     729,000    $     586,000    $     618,000
    Credit card                                        352,000          309,000          247,000
    Legal and accounting                               253,000          271,000           91,000
    Advertising and promotion                          286,000          200,000          144,000
    Postage and delivery                               176,000          150,000          114,000
    Software maintenance and amortization              164,000          140,000          124,000
    Service charges                                    131,000          129,000          140,000
    Supplies                                           191,000          112,000          138,000
    Insurance and bonds                                127,000          106,000           88,000
    Telephone                                          107,000           88,000           89,000
    Printing                                           124,000           86,000           93,000
    Travel and entertainment                           114,000           67,000          104,000
    Dues and subscriptions                              80,000           67,000           76,000
    Deposit insurance                                   23,000           19,000            2,000
    Amortization of debt issuance costs                  2,000                -           17,000
    Other operating expenses                           332,000          188,000           88,000
                                                  ------------     ------------     ------------

                                                 $   3,191,000    $   2,518,000    $   2,173,000
                                                  ============     ============     ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 14:  BUSINESS ACQUISITIONS

    On December 17, 1998, the Company acquired all the outstanding shares of Lakewood State Bank common stock for $8,350,000, including $7,515,000 in cash and $835,000 held on deposit at the Bank. The acquisition has been accounted for as a purchase by recording the assets and liabilities of the acquiree at their estimated market values at the acquisition date. The consolidated operations of the Company include the operations of the acquiree, which was liquidated into another branch bank from the acquisition date. Unaudited Pro Forma consolidated operations assuming the purchase was made at the beginning of each year are shown below:

                                                1998             1997           1996
                                          -------------     ------------    -----------
            Net Interest Income           $  12,580,000      $12,099,000    $10,399,000

            Net Income                    $   1,386,000      $ 1,795,000    $ 1,285,000

            Basic earnings per share               0.57             0.77           0.56

    The Pro Forma results are not necessarily indicative of what would have occurred had the acquisition been on those date, nor are they necessarily indicative of future operations.

    Pro Forma data reflect the amortization expense from revaluing Lakewood State Bank's investment portfolio, additional interest expense related to the financing of the purchase, and amortization expense related to debt issuance costs and the excess of cost over the fair value of assets acquired. These items each affect income tax expense proportionally.


NOTE 15:  TRANSACTIONS WITH RELATED PARTIES

    At December 31, 1998 and 1997, the Bank had loans outstanding to shareholders, executive officers, and directors of the Company and their affiliates, in the amount of $3,341,000 and $2,175,000, respectively. New loans made to shareholders, executive officers, and directors of the Company and their affiliates approximated $1,510,000 and $716,000, and repayments approximated $344,000 and $221,000 for the years ended December 31, 1998 and 1997, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 15:  TRANSACTIONS WITH RELATED PARTIES   (CONTINUED)

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

    From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1998, 1997 and 1996, the Bank earned interest income on such loans of $276,000, $59,000, and $6,000, respectively. During the years ended December 31, 1998, 1997 and 1996, the Bank purchased loans in the amounts of $48,364,000, $5,762,000, and $4,106,000 and sold loans in the amount of $44,079,000,
$4,509,000, and $4,106,000, respectively. All loans sold back to the mortgage company are without recourse to the Bank. The Chairman of the Board of the Bank is a director and treasurer of the mortgage company.


NOTE 16:  SUBSEQUENT EVENTS

    On January 14, 1999, the Bank transferred $15,405,000 of available-for-sale securities to held-to-maturity.


NOTE 17:  ADDITIONAL CASH FLOW INFORMATION

    The Company purchased all of the capital stock of Lakewood State Bank for $8,350,000 ($7,515,000 in cash and $835,000 held on deposit at the Bank). In conjunction with the acquisition, assets acquired and liabilities assumed are as follows:

    Fair value of assets acquired                         $ 50,020,000
    Cash paid for the capital stock                         (7,515,000)
                                                           -----------

                Liabilities assumed                       $ 42,505,000
                                                           ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 17:  ADDITIONAL CASH FLOW INFORMATION   (CONTINUED)

ADDITIONAL CASH PAYMENT INFORMATION

                                                   1998          1997            1996
                                               ----------     ----------      -----------
  Income taxes paid                           $    638,000   $    819,000    $    397,000
                                               ===========    ===========     ===========

  Interest paid                               $  5,900,000   $  5,012,000    $  4,347,000
                                               ===========    ===========     ===========

NON-CASH INVESTING ACTIVITIES

  Reclassification of securities from
    available-for-sale to held-to-maturity
    at fair value                             $     -        $  5,092,000    $  8,808,000
                                               ===========    ===========     ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Financial statements of the parent company, Union Bankshares, Ltd., are shown below and should be read in conjunction with the consolidated financial statements.

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS
                                     ------
                                                                           1998                1997
                                                                       -------------     -------------
Cash                                                                  $    2,432,000    $      311,000
Available-for-sale securities                                              2,685,000         3,700,000
Excess of cost over fair value of net
  assets acquired, net of amortization                                     2,494,000         2,720,000
Investment in subsidiary                                                  22,550,000        13,757,000
Accrued interest receivable                                                   37,000            40,000
Income taxes receivable                                                       33,000                 -
Deferred income taxes                                                              -            26,000
Other assets                                                                 577,000                 -
                                                                       -------------     -------------

                Total Assets                                          $   30,808,000    $   20,554,000
                                                                       =============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
  Cumulative Trust Preferred Securities                               $   10,304,000    $            -
  Note payable                                                                     -         2,000,000
  Accrued interest payable                                                    36,000                 -
  Other liabilities                                                          124,000           332,000
                                                                       -------------     -------------
                Total Liabilities                                         10,464,000         2,332,000
                                                                       -------------     -------------

STOCKHOLDERS' EQUITY
  Common stock                                                                 1,000             1,000
  Additional paid-in capital                                               9,640,000         9,584,000
  Unrealized gains on subsidiary's available-for-sale securities             643,000           253,000
  Retained earnings                                                       10,060,000         8,384,000
                                                                       -------------     -------------
                Total Stockholders' Equity                                20,344,000        18,222,000
                                                                       -------------     -------------

                Total Liabilities and Stockholders' Equity            $   30,808,000    $   20,554,000
                                                                       =============     =============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                        1998               1997            1996
                                                    ------------      ------------     ------------
OPERATING INCOME
  Dividends from subsidiary                        $   1,000,000    $    1,600,000    $   1,250,000
  Interest income                                        157,000           224,000          241,000
                                                    ------------     -------------     ------------
             Total operating income                    1,157,000         1,824,000        1,491,000
                                                    ------------     -------------     ------------

OPERATING EXPENSES
  Interest                                               157,000           268,000          385,000
  Amortization of excess of investment in
    subsidiary over net assets acquired                  228,000           226,000          226,000
  Salaries and employee benefits                         374,000           479,000          354,000
  Occupancy and equipment                                 36,000            13,000           13,000
  Other                                                  516,000           305,000          321,000
                                                    ------------     -------------     ------------
             Total operating expenses                  1,311,000         1,291,000        1,299,000
                                                    ------------     -------------     ------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY, INCOME TAX
  BENEFIT, AND EXTRAORDINARY ITEM                       (154,000)          533,000          192,000

EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                        1,424,000         1,337,000        1,398,000

INCOME TAX BENEFIT                                       367,000           266,000          320,000
                                                    ------------     -------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM                       1,637,000         2,136,000        1,910,000

EXTRAORDINARY ITEM
  Loss on early extinguishment of debt
    (net of applicable income taxes of $201,000)               -                 -          337,000
                                                    ------------     -------------     ------------

NET INCOME                                         $   1,637,000     $   2,136,000    $   1,573,000
                                                    ============      ============     ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             1998               1997             1996
                                                                          ------------      ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $   1,637,000     $   2,136,000    $    1,573,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Gains) losses on repurchase of notes payable                                  -                 -            65,000
      Amortization                                                             229,000           206,000           617,000
      Deferred taxes                                                            26,000            (3,000)          (12,000)
  Change in:
      Other assets                                                            (573,000)           26,000           (26,000)
      Accrued interest receivable                                                2,000            (4,000)           16,000
      Due from subsidiary                                                            -             7,000            41,000
      Equity in undistributed earnings of subsidiary                        (1,403,000)       (1,337,000)       (1,398,000)
      Other liabilities                                                       (170,000)          164,000          (228,000)
                                                                          ------------      ------------     -------------
             Net cash (used in) provided by operating activities              (252,000)        1,195,000           648,000
                                                                          ------------      ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                (2,686,000)       (3,704,000)       (6,351,000)
  Capital contribution to banking subsidiary                                (7,000,000)                -                 -
  Proceeds from sales of available-for-sale securities                               -                 -         4,890,000
  Proceeds from maturities of available-for-sale securities                  3,700,000         3,460,000         3,830,000
                                                                          ------------      ------------     -------------
             Net cash provided by (used in) investing activities            (5,986,000)         (244,000)        2,369,000
                                                                          ------------      ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities                      10,304,000                 -                 -
  Proceeds from notes payable                                                        -                 -         4,000,000
  Principal repayments of notes payable                                     (2,000,000)       (1,500,000)       (7,077,000)
  Proceeds from issuance of common stock                                        56,000           149,000            51,000
                                                                          ------------      ------------     -------------
             Net cash used in financing activities                           8,360,000        (1,351,000)       (3,026,000)
                                                                          ------------      ------------     -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                       2,122,000          (400,000)           (9,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   311,000           711,000           720,000
                                                                          ------------      ------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   2,433,000     $     311,000    $      711,000
                                                                          ============      ============     =============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 19:  REGULATORY CAPITAL REQUIREMENTS

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 19:  REGULATORY CAPITAL REQUIREMENTS  (CONTINUED)

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table. In accordance with FDIC regulations, no amount has been deducted from capital for interest rate risk.

                                                                                                      To be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                     Actual              Adequacy Purposes        Action Provisions
                                             ----------------------     ---------------------    --------------------
                                                Amount       Ratio         Amount       Ratio       Amount      Ratio
                                             ------------   -------     ------------   ------    ------------   -----
    AS OF DECEMBER 31, 1998:
      Total risk-based capital
        (to risk-weighted assets):
          Consolidated                       $ 25,387,000    15.2%      $ 13,347,000    8.0%     $ 16,684,000   10.0%
          Bank                               $ 19,860,000    11.8%      $ 13,444,000    8.0%     $ 16,805,000   10.0%
      Tier I risk-based capital
        (to risk-weighted assets):
          Consolidated                       $ 23,357,000    14.0%      $  6,673,000    4.0%     $ 10,010,000    6.0%
          Bank                               $ 17,752,000    10.6%      $  6,722,000    4.0%     $ 10,083,000    6.0%
      Tier I leverage capital
        (to adjusted total assets):
          Consolidated                       $ 23,357,000     8.3%      $ 11,261,000    4.0%     $ 14,076,000    5.0%
          Bank                               $ 17,752,000     6.8%      $ 10,457,000    4.0%     $ 13,072,000    5.0%

    AS OF DECEMBER 31, 1997:
      Total risk-based capital
        (to risk-weighted assets):
          Consolidated                       $ 17,208,000    11.2%      $ 12,308,000    8.0%     $ 15,386,000   10.0%
          Bank                               $ 15,415,000    10.1%      $ 12,216,000    8.0%     $ 15,270,000   10.0%
      Tier I risk-based capital
        (to risk-weighted assets):
          Consolidated                       $ 15,249,000     9.9%      $  6,154,000    4.0%     $  9,231,000    6.0%
          Bank                               $ 13,504,000     8.8%      $  6,108,000    4.0%     $  9,162,000    6.0%
      Tier I leverage capital
        (to adjusted total assets):
          Consolidated                       $ 15,249,000     6.9%      $  8,866,000    4.0%     $ 11,083,000    5.0%
          Bank                               $ 13,504,000     6.6%      $  8,230,000    4.0%     $ 10,287,000    5.0%


    The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1998, approximately $2,740,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MORTGAGE LOANS HELD FOR SALE

    Fair values of mortgage loans held for sale is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S DEBENTURES

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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)

                                                              December 31, 1998                   December 31, 1997
                                                    ---------------------------------     -------------------------------
                                                         Carrying                            Carrying
                                                          Amount         Fair Value           Amount          Fair Value
                                                    --------------     --------------     -------------    --------------
FINANCIAL ASSETS
  Cash and due from banks                           $   18,914,000     $   18,914,000     $  15,314,000    $   15,314,000
  Federal funds sold                                    26,505,000         26,505,000        11,400,000        11,400,000
  Available-for-sale securities                         77,594,000         77,594,000        37,180,000        37,180,000
  Held-to-maturity securities                           27,469,000         28,420,000        27,929,000        28,681,000
  Other investments                                        988,000            988,000           916,000           916,000
  Interest receivable                                    1,542,000          1,542,000         1,353,000         1,353,000
  Loans, net of allowance for loan losses              144,518,000        152,234,000       120,659,000       123,906,000
  Mortgage loans held for sale                           4,285,000          4,285,000         1,253,000         1,253,000

FINANCIAL LIABILITIES
  Deposits                                             271,650,000        267,851,000       190,076,000       186,829,000
  Notes payable                                         10,000,000         10,000,000        12,000,000        12,137,000
  Guaranteed Preferred Beneficial
    Interests in Company's Debentures                   10,304,000         10,304,000
  Interest payable                                         471,000            471,000           187,000           187,000

UNRECOGNIZED FINANCIAL
 INSTRUMENTS (net of contract amount):
    Commitments to extend credit                                 -                  -                 -                 -
    Letters of credit                                            -                  -                 -                 -
    Lines of credit                                              -                  -                 -                 -


NOTE 21:  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board recently issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, which becomes effective for periods beginning after June 15, 1999, requires that business enterprises recognized all derivative instruments either as assets or liabilities in the financial statements and record those instruments at fair value. Changes in fair value of these derivatives are recognized in the statement of income or comprehensive income in the period of change. Management has not yet determined the impact on the Company's financial position and results of operations of adapting Statement No. 133.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNION BANKSHARES, LTD.


Date:  March 30, 1999                 By:  /s/ Charles R. Harrison
                                         ---------------------------------------
                                         Charles R. Harrison, Chairman of the
                                         Board, Chief Executive Officer and a
                                         Director


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                              Title                              Date
      ---------                              -----                              ----

/s/ Charles R. Harrison            Chairman of the Board, Chief             March 30, 1999
-------------------------------    Executive Officer and a Director
Charles R. Harrison                (Principal Executive Officer)

/s/ Bruce E. Hall                  Vice President-Finance, Secretary,       March 30, 1999
-------------------------------    Treasurer and a Director (Principal
Bruce E. Hall                      Financial and Accounting Officer

/s/ Wayne T. Biddle                Director                                 March 30, 1999
-------------------------------
Wayne T. Biddle

/s/ Jerrold B. Evans               Director                                 March 30, 1999
-------------------------------
Jerrold B. Evans

/s/ Harold R. Logan, JR.           Director                                 March 30, 1999
-------------------------------
Harold R. Logan, Jr.

/s/ Ralph D. Johnson               Director                                 March 30, 1999
-------------------------------
Ralph D. Johnson

/s/ Richard C. SaunderS            Director                                 March 30, 1999
-------------------------------
Richard C. Saunders

/s/ Herman J. Zueck                Director                                 March 30, 1999
-------------------------------
Herman J. Zueck


                          EXHIBIT DESCRIPTION AND INDEX

Exhibit
Number       Description
-------      -----------

3.1          Certificate of Incorporation of Union Bankshares, Ltd. *

3.2 Certificate of Amendment to Certificate of Incorporation of Union Bankshares, Ltd.+

3.3          Bylaws of Union Bankshares, Ltd. *

4.1 Form of Subordinated Indenture dated to be entered into between the Registrant and American Securities Transfer & Trust, Inc., as Indenture Trustee +

4.2          Form of Junior Subordinated Debenture (included as an exhibit to
             Exhibit 4.1

4.3          Certificate of Trust of Union Bankshares Capital Trust I +

4.4 Trust Agreement of Union Bankshares Capital Trust I dated as of October 14, 1998 +

4.5 Form of Amended and Restated Trust Agreement of Union Bankshares Capital Trust I +

4.6 Form of Preferred Security Certificate of Union Bankshares Capital Trust I (included as an exhibit to Exhibit 4.5)

4.7          Form of Preferred Securities Guarantee Agreement +

4.8          Form of Agreement as to Expenses and Liabilities +

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

10.9         Amended Shareholders' Agreement **

10.10        Agreement between Union Bank & Trust and Colorado National Bank ***

10.11 Loan Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of Kansas City ****

10.12        Line of Credit Agreement between Union Bankshares, Ltd., Union
             Bank & Trust and Boatmen's First National Bank of Kansas City *****

10.13        Option Bonus Plan *****

10.14 Agreement and Plan of Merger, dated August 27, 1998, among Union Bank and Trust Company, LSB Acquisition Corp. and Lakewood State Bank +

10.15 Loan Agreement among Union Bankshares, Ltd., and Union Bank & Trust and Exchange National Bank******

21           Subsidiaries of the Registrant ******

23.1         Consent of Baird, Kurtz & Dobson ******


----------------------------------


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

** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1994.

*** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1995.

**** Incorporated by reference to the Company's Form 8-K filed with the Commission on March 1, 1996.

***** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1997.

****** Filed herewith.

+ Incorporated by reference to the Company's S-2 Registration Statement filed with the Commission on October 26, 1998, as amended (Reg.
       No. 333-66153).