Form 10QSB
period 1999-03-31
UNION BANKSHARES LTD
filed 1999-05-13
CIK 895688

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078


                             UNION BANKSHARES, LTD.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                 84-0986148
   ------------------------------                  -------------------
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

---------------------------------------------------------------------
                                   Not Changed
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                    -----  ----

At May 5, 1999, there were 2,350,514 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.................           3


     Item 2.   Management's Discussion and Analysis or
               Plan of Operation....................           9


PART II - OTHER INFORMATION.........................          15


SIGNATURES..........................................          16

Part I - Financial Information
Item 1 - Financial Statements
March 31, 1999

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION

                                                      March 31,         December 31,
                   ASSETS                               1999               1998
                                                     (Unaudited)
                                                    =============      =============
Cash and cash equivalents:
  Cash and due from banks                           $  16,859,000      $  18,914,000
  Federal funds sold                                    1,230,000         26,505,000
                                                    -------------      -------------
    Total cash and cash equivalents                    18,089,000         45,419,000

  Investment securities:
    Investment securities held to maturity             37,348,000         27,469,000
    Investment securities available for sale          101,630,000         77,594,000
    Other investments                                   1,006,000            988,000
                                                    -------------      -------------
          Total investment securities                 139,984,000        106,051,000

  Loans:
    Commercial                                        100,888,000        105,618,000
    Real estate mortgage                                3,820,000          4,101,000
    Real estate construction                           15,401,000         12,881,000
    Consumer                                           23,132,000         24,595,000
                                                    -------------      -------------
          Total loans                                 143,241,000        147,195,000
    Less: allowance for loan losses                    (2,722,000)        (2,678,000)
                                                    -------------      -------------
                                                      140,519,000        144,517,000

    Mortgage loans held-for-sale                        1,026,000          4,285,000

    Excess of investment in subsidiary over net
       assets acquired                                  7,035,000          7,169,000
    Furniture, equipment and improvements, net          3,318,000          3,276,000
    Accrued interest receivable                         2,169,000          1,542,000
    Other assets                                        3,101,000          2,318,000
                                                    =============      =============
  TOTAL ASSETS                                      $ 315,241,000      $ 314,577,000
                                                    =============      =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
    Demand (noninterest-bearing)                    $  77,472,000      $  78,017,000
    NOW                                                26,387,000         25,852,000
    Money Market                                       72,528,000         65,452,000
    Savings                                            19,414,000         19,221,000
    Time                                               81,670,000         83,108,000
                                                    -------------      -------------
          Total deposits                              277,471,000        271,650,000

  Federal funds purchased                                      --                 --

  Notes payable                                         5,000,000         10,000,000
  Guaranteed preferred beneficial interests
    in Company's debentures                            10,304,000         10,304,000
  Accrued interest payable                                452,000            471,000
  Other liabilities                                     1,396,000          1,808,000
                                                    -------------      -------------
          Total liabilities                           294,623,000        294,233,000


  Stockholders' equity
    Common stock                                            2,000              2,000
    Common stock surplus                                9,650,000          9,678,000
    Retained earnings                                  10,354,000         10,021,000
    Valuation allowance                                   612,000            643,000
                                                    -------------      -------------
          Total stockholders' equity                   20,618,000         20,344,000
                                                    -------------      -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 315,241,000      $ 314,577,000
                                                    =============      =============

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
                                                          Three months ended
                                                               March  31,
                                                       ==========================
                                                          1999           1998
                                                          ----           ----
INTEREST INCOME:
  Interest and fees on loans                           $3,404,000     $3,066,000
  Interest on investment securities:
    U.S. government agencies and corporations           1,481,000        665,000
    States and other political subdivisions               306,000        291,000
  Interest on federal funds sold
    and interest bearing deposits at other banks          146,000         69,000
                                                       ----------     ----------
         Total interest income                          5,337,000      4,091,000
INTEREST EXPENSE
  Interest on deposits                                  1,770,000      1,153,000
  Interest on federal funds purchased                      26,000          2,000
  Interest on notes payable                               321,000        200,000
                                                       ----------     ----------
         Total interest expense                         2,117,000      1,355,000
                                                       ----------     ----------
NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSS                                             3,220,000      2,736,000
PROVISION FOR LOAN LOSS                                    45,000         99,000
                                                       ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSS                                             3,175,000      2,637,000
NONINTEREST INCOME:
  Service charges                                         167,000         92,000
  Gain (loss) on sale of securities available
    for sale                                              173,000         38,000
  Other                                                   192,000        113,000
                                                       ----------     ----------
         Total non interest income                        532,000        243,000
                                                       ----------     ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                        1,730,000      1,324,000
  Amortization of investment in subsidiary
    over net assets acquired                              135,000         56,000
  Occupancy and equipment                                 462,000        314,000
  Other                                                   985,000        656,000
                                                       ----------     ----------
         Total non interest expense                     3,312,000      2,350,000
                                                       ----------     ----------


INCOME BEFORE INCOME TAX EXPENSE                          395,000        530,000
INCOME TAX EXPENSE (Note 3)                               101,000         37,000
                                                       ==========     ==========
NET INCOME                                             $  294,000     $  493,000
                                                       ==========     ==========


EARNINGS PER COMMON SHARE BASIC: (Note 4)
  Net income per share                                 $     0.13     $     0.21
                                                       ==========     ==========
  Weighted average number of common shares
    outstanding                                         2,345,720      2,336,526
                                                       ==========     ==========


EARNINGS PER COMMON SHARE DILUTED (Note 4)
  Net income per share                                 $     0.11     $     0.19
                                                       ==========     ==========
  Weighted average number of common shares
    outstanding                                         2,580,797      2,620,006
                                                       ==========     ==========

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                           March  31,
                                                   ========================
                                                     1999           1998
                                                   =========      =========

NET INCOME                                         $ 294,000      $ 493,000

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of
  income taxes                                        78,000        (69,000)


LESS: reclassification adjustment for
  realized (gain) losses included in
  net income, net of income taxes                   (109,000)        24,000



                                                   =========      =========
COMPREHENSIVE INCOME                               $ 263,000      $ 448,000
                                                   =========      =========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999




(Unaudited)
                                                               March 31,
                                                    ==============================
                                                        1999              1998
                                                    ============      ============

Net cash provided (used) by operating
  activities                                        $ (4,536,000)     $    (82,000)
                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-
     for-sale securities                               5,389,000         1,413,000
  Proceeds from maturities of held-to-
     maturity securities                               1,401,000         1,561,000
  Proceeds from sale of available-for-sale
     securities                                       13,035,000         2,077,000
  Purchase of available-for-sale securities          (50,448,000)       (3,069,000)
  Purchase of loans held-for-sale                     (4,974,000)      (10,247,000)
  Proceeds from sale of loans held-for-sale            8,233,000         8,664,000
  Purchase of other investments                          (18,000)          (19,000)
  Net decrease in loans                                3,963,000        (1,113,000)
  Purchase of furniture and equipment                   (208,000)         (181,000)

                                                    ------------      ------------
Net cash used in investing activities                (23,627,000)         (914,000)
                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                      5,821,000        10,281,000
  Increase (decrease) in fed funds
     purchased                                                --                --
  New borrowings long-term debt                               --                --
  Repayments of long-term debt                        (5,000,000)         (400,000)
  Proceeds from issuance of common stock                  12,000            11,000

                                                    ------------      ------------
Net cash provided by financing activities                833,000         9,892,000
                                                    ------------      ------------

Net increase in cash and cash equivalents            (27,330,000)        8,896,000

Cash and cash equivalents, beginning of year          45,419,000        26,714,000
                                                    ------------      ------------
Cash and cash equivalents, end of quarter           $ 18,089,000      $ 35,610,000
                                                    ============      ============

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999



NOTE 1.        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 1999 and the Company's results of operations for the three months ended March 31, 1999 and 1998, statements of comprehensive income for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

Certain reclassifications have been made to the March 31, 1998 Consolidated Financial Statements to conform to the March 31, 1999 Consolidated Financial Statements.


NOTE 2.        RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 1999 are not indicative of the results to be expected for the full year.


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

NOTE 4.        EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 235,078 shares purchasable pursuant to exercisable options during the three months ended March 31, 1999. Earnings per common share were affected by 283,480 shares purchasable pursuant to exercisable options during the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 1999. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.


RESULTS OF OPERATIONS

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $294,000 for the quarter ended March 31, 1999, a decrease of 40.4% from net income of $493,000 for the first quarter of 1998. 1999 first quarter earnings were positively impacted by a $484,000 increase in net interest income, a $135,000 increase in gain on sale of securities available for sale, a $54,000 decrease in provision for loan loss, and an increase in noninterest income of $154,000. These improvements were offset by an increase of $64,000 in income tax expense and a $962,000 increase in noninterest expense. Net income per share (diluted) was $.11 for the three months ended March 31, 1999 compared to $.19 per share (diluted) for the same period in 1998. Return on average assets and average equity were .37% and 5.73%, respectively, for the first quarter of 1999 compared to .93% and 10.72%, respectively, for the first quarter of 1998.

During the first quarter of 1999, the Bank's cash and Federal Funds sold decreased $27.3 million, its securities portfolio increased $33.9 million, its loan portfolio decreased $4.0 million, its deposits increased $5.8 million, and its notes payable decreased $5.0 million.

INTEREST INCOME: Interest income increased $1,246,000, or 30.5%, to $5,337,000 for the first quarter of 1999 from $4,091,000 for the comparable 1998 period. This increase results from the increase in the Company's interest earning assets and the acquisition of Lakewood State Bank ("LSB") in December. The Company's net yield on interest earning assets on a fully tax equivalent basis was 7.84% for the first quarter of 1999, which reflects a decrease of 92 basis points (each basis point equals 1/100 of 1%) from the comparable 1998 period. This decrease resulted from a general decline in interest rates and from the higher proportion of the Company's assets held in its securities portfolio which generally earns a lower level of interest. The average yield on loans decreased from 9.94% in the 1998 period to 9.43% in the 1999 period, and the average yield on securities held by the Company decreased from 6.75% in the 1998 period to 6.30% in the 1999 period. Interest income on loans was $338,000 greater in the 1999 period and interest income on securities increased $831,000 in the 1999 period.

INTEREST EXPENSE: Interest expense increased $762,000, or 56.2%, to
$2,117,000 for the quarter ended March 31, 1999 from $1,355,000 for the quarter ended March 31, 1998. This increase is primarily due to a $70.8 million increase in average interest bearing deposit accounts ($30.0 million from the acquisition of LSB), a $10.3 million increase in notes payable due to the issuance of the trust preferred securities in December, 1998, offset by a $5.0 million decrease in average notes payable to the Federal Home Loan Bank. Average rates paid on interest bearing deposits decreased 6 basis points to 3.64% in the first quarter of 1999 from 3.70% in the first quarter of 1998.

NET INTEREST INCOME: Net interest income before provision for loan loss was $3,220,000 for the quarter ended March 31, 1999, an increase of $484,000, or 17.7%, over the first quarter of 1998. Net interest margin decreased 116 basis points from 5.94% in the 1998 period to 4.78% in the 1999 period. The increase in net interest income is primarily due to a $338,000 increase in interest income on loans, an $831,000 increase in interest income on investment securities and a $77,000 increase in interest income on federal funds sold, offset by a $762,000 increase in interest expense. The Company's average cost of funds for the quarter ended March 31, 1999 was 6 basis points higher than in the comparable 1998 period. The Company's average yield on interest earning assets decreased 92 basis points in the 1999 period compared to the year earlier period from 8.76% to 7.84%.

NONINTEREST INCOME: Noninterest income increased $289,000, or 118.9%, for the quarter ended March 31, 1999 to $532,000 from $243,000 for the quarter ended March 31, 1998. This increase was primarily due to (i) a $135,000 increase in the gain on sale of securities available for sale; and (ii) a $75,000 increase in service charge income and a $79,000 increase in other noninterest income ($93,000 due to the acquisition of LSB).

NONINTEREST EXPENSE: Noninterest expense increased $962,000, or 40.9%, for the first quarter of 1999 to $3,312,000 compared to $2,350,000 in the first quarter of 1998. This increase is primarily the result of; (i) increases in salaries and benefits relating primarily to annual merit increases, and staffing expense for the two new branches and the acquisition of LSB; (ii) increases in occupancy and equipment relating to the new branches and the acquisition of LSB; (iii) increase in goodwill expense due to the acquisition of LSB; and (iv) increases in other noninterest expenses relating to the new branches and the acquisition of LSB.


PROVISION FOR LOAN LOSS

The Company charged $45,000 to Provision for Loan Loss in the first quarter of 1999 and $99,000 for the same period in 1998. The ratio of loan loss reserve to total loans was 1.89% at March 31, 1999 and 1.77% at March 31, 1998. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased to $315.2 million at March 31, 1999 from $314.6 million at December 31, 1998. During the quarter ended March 31, 1999 deposits increased $5.8 million to $277.5 million at March 31, 1999 from $271.7 million at December 31, 1998. None of the Company's deposits at March 31, 1999 were brokered deposits.

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

The Company established a revolving line of credit with Gold Banc in an amount not to exceed $3.0 million. Any monies advanced under this line will be used solely for the capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit will be available for one year only, with renewals to be negotiated each year. There is currently no amount outstanding under this line of credit.

On January 14, 1998, the Bank borrowed $10 million from the Federal Home Loan Bank of Topeka (the "FHLB") in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its exposure relative to the Available for Sale portion of its securities portfolio, as discussed below. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately $5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, maturing January 14, 1999; and $5 million at 6.50%, maturing January 14, 2000. The loans cannot be prepaid without a prepayment penalty. Interest on these notes is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of these loans. On January 14, 1999, the Bank repaid the $5 million which matured.

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

Total nonperforming assets were $1,000 and $15,000 at March 31, 1999 and December 31, 1998, respectively. Other Real Estate Owned (OREO) was $158,000 and $0 at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 securities held to maturity were $37.3 million, or 26.7% of the total portfolio. Securities available for sale totaled $101.6 million, or 72.6% of the total portfolio. Other securities (investment in FHLB stock) totaled $1.0 million, or
 .7% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At March 31, 1998, the market value of investments available for sale exceeded carrying value by approximately $901,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities held to maturity exceeded carrying value by approximately $713,000 at March 31, 1999. U.S. government securities make up $115.6 million, or 82.5% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $24.4 million, or 17.5% of the portfolio at March 31, 1999.

As noted in the Company's Form 10-KSB for the year ended December 31, 1998, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 1999, the dollar duration of the investment portfolio was 4.50 compared to 3.50 at December 31, 1998. The increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first quarter of 1998 and the net addition of $33.9 million of securities with the same or lower yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $274,000 to $20.6 million at March 31, 1999 from $20.3 million at December 31, 1998. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 2,000 shares of common stock, and the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 14.62% at March 31, 1999 and its total qualifying capital to risk weighted assets was 15.88%. As of March 31, 1999 the Bank also exceeded the minimum regulatory risk based capital ratios.


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

Information included in this document includes "forward-looking statements," which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements in "risk factors" and other statements and disclaimers in the Company's Annual Report on Form 10-KSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION



Item 6. Exhibits

     Exhibit 27.  Financial Data Schedule

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Union Bankshares, Ltd.
                                    ---------------------------
                                    (Registrant)






May 13, 1999                         /s/ Bruce E. Hall
                                    ---------------------------

                                    Bruce E. Hall
                                    Vice President, Treasurer and
                                    Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer of the Registrant)