Form 10QSB
period 1999-06-30
UNION BANKSHARES LTD
filed 1999-08-13
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

At August 12, 1999, there were 2,350,514 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  YES    NO X
                                                            -----  ----

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                          PAGE

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements...................................... 3


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................................ 7


PART II - OTHER INFORMATION............................................... 16


SIGNATURES................................................................ 17

Part I - Financial Information
Item 1 - Financial Statements
June  30,  1999

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                        June 30,       December 31,
                 ASSETS                                   1999             1998
                                                      (Unaudited)
                                                     -------------    -------------
Cash and cash equivalents:
   Cash and due from banks                           $  16,033,000    $  18,914,000
   Federal funds sold                                    4,900,000       26,505,000
                                                     -------------    -------------
      Total cash and cash equivalents                   20,933,000       45,419,000

   Investment securities:
      Investment securities held to maturity            35,577,000       27,469,000
      Investment securities available for sale         107,585,000       77,594,000
      Other investments                                  1,930,000          988,000
                                                     -------------    -------------
                Total investment securities            145,092,000      106,051,000

   Loans:
      Commercial                                       114,844,000      105,618,000
      Real estate mortgage                               2,925,000        4,101,000
      Real estate construction                          20,099,000       12,881,000
      Consumer                                          22,278,000       24,595,000
                                                     -------------    -------------
                Total loans                            160,146,000      147,195,000
      Less:  allowance for loan losses                  (2,715,000)      (2,678,000)
                                                     -------------    -------------
                                                       157,431,000      144,517,000

      Mortgage loans held-for-sale                              --        4,285,000

      Excess of investment in subsidiary over net
         assets acquired                                 6,899,000        7,169,000
      Furniture, equipment and improvements, net         3,330,000        3,276,000
      Accrued interest receivable                        2,445,000        1,542,000
      Other assets                                       3,730,000        2,318,000
                                                     =============    =============
   TOTAL ASSETS                                      $ 339,860,000    $ 314,577,000
                                                     =============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
      Demand (noninterest-bearing)                   $  79,414,000    $  78,017,000
      NOW                                               24,552,000       25,852,000
      Money Market                                      66,858,000       65,452,000
      Savings                                           18,740,000       19,221,000
      Time                                              80,409,000       83,108,000
                                                     -------------    -------------
                Total deposits                         269,973,000      271,650,000

   Federal funds purchased                                      --               --

   Notes payable                                        38,600,000       10,000,000
   Guaranteed preferred beneficial interests
      in Company's debentures                           10,304,000       10,304,000
   Accrued interest payable                                436,000          471,000
   Other liabilities                                     1,159,000        1,808,000
                                                     -------------    -------------
                Total liabilities                      320,472,000      294,233,000


   Stockholders' equity
      Common stock                                           2,000            2,000
      Common stock surplus                               9,672,000        9,678,000
      Retained earnings                                 10,651,000       10,021,000
      Valuation allowance                                 (937,000)         643,000
                                                     -------------    -------------
                Total stockholders' equity              19,388,000       20,344,000
                                                     -------------    -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 339,860,000    $ 314,577,000
                                                     =============    =============

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
                                                                Six months ended           Three months ended
                                                                    June 30,                    June 30,
                                                            -------------------------   -------------------------
                                                                1999          1998          1999          1998
                                                            -----------   -----------   -----------   -----------
INTEREST INCOME:
     Interest and fees on loans                             $ 7,051,000   $ 6,155,000   $ 3,647,000   $ 3,089,000
     Interest on investment securities:
        U.S. government agencies and corporations             3,229,000     1,406,000     1,748,000       741,000
        States and other political subdivisions                 666,000       664,000       360,000       373,000
     Interest on federal funds sold
        and interest bearing deposits at other banks            227,000       259,000        81,000       190,000
                                                            -----------   -----------   -----------   -----------
                  Total interest income                      11,173,000     8,484,000     5,836,000     4,393,000
INTEREST EXPENSE:
     Interest on deposits                                     3,504,000     2,429,000     1,734,000     1,276,000
     Interest on federal funds purchased                        130,000         2,000       104,000             0
     Interest on notes payable                                  758,000       394,000       437,000       194,000
                                                            -----------   -----------   -----------   -----------
                  Total interest expense                      4,392,000     2,825,000     2,275,000     1,470,000
                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSS                                                6,781,000     5,659,000     3,561,000     2,923,000
PROVISION FOR LOAN LOSS                                          47,000       187,000         2,000        88,000
                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS                                                6,734,000     5,472,000     3,559,000     2,835,000
NONINTEREST INCOME:
     Service charges                                            322,000       188,000       155,000        96,000
     Gain (loss) on sale of securities available for sale       266,000        35,000        93,000        (3,000)
     Other                                                      351,000       247,000       159,000       134,000
                                                            -----------   -----------   -----------   -----------
                  Total non interest income                     939,000       470,000       407,000       227,000
                                                            -----------   -----------   -----------   -----------
NONINTEREST EXPENSE:
     Salaries and employee benefits                           3,550,000     2,671,000     1,820,000     1,347,000
     Amortization of investment in subsidiary
        over net assets acquired                                269,000       113,000       134,000        57,000
     Occupancy and equipment                                    977,000       664,000       515,000       350,000
     Other                                                    2,052,000     1,475,000     1,067,000       819,000
                                                            -----------   -----------   -----------   -----------
                  Total non interest expense                  6,848,000     4,923,000     3,536,000     2,573,000
                                                            -----------   -----------   -----------   -----------


INCOME BEFORE INCOME TAX EXPENSE                                825,000     1,019,000       430,000       489,000
INCOME TAX EXPENSE  (Note 3)                                    234,000       136,000       133,000        99,000
                                                            ===========   ===========   ===========   ===========
NET INCOME                                                  $   591,000   $   883,000   $   297,000   $   390,000
                                                            ===========   ===========   ===========   ===========


EARNINGS PER COMMON SHARE BASIC:  (Note 4)
     Net income per share                                   $      0.25   $      0.38   $      0.13   $      0.17
                                                            ===========   ===========   ===========   ===========
     Weighted average number of common shares outstanding     2,348,042     2,337,395     2,350,338     2,338,256
                                                            ===========   ===========   ===========   ===========


EARNINGS PER COMMON SHARE DILUTED (Note 4)
     Net income per share                                   $      0.23   $      0.34   $      0.11   $      0.15
                                                            ===========   ===========   ===========   ===========
     Weighted average number of common shares outstanding     2,584,824     2,635,105     2,587,121     2,635,965
                                                            ===========   ===========   ===========   ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998




                                                     Six months ended            Three months ended
                                                          June 30,                     June 30,
                                                  --------------------------   --------------------------
                                                      1999           1998          1999           1998
                                                  -----------    -----------   -----------    -----------
NET INCOME                                        $   591,000    $   883,000   $   297,000    $   390,000


OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation)
  on available-for-sale securities, net
  of income taxes                                  (1,747,000)       275,000    (1,607,000)       254,000


LESS:  reclassification adjustment for
  realized (gain) losses included in net
  income, net of income taxes                         167,000         22,000        58,000         (2,000)



                                                  ===========    ===========   ===========    ===========
COMPREHENSIVE  INCOME                             ($  989,000)   $ 1,180,000   ($1,252,000)   $   642,000
                                                  ===========    ===========   ===========    ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1999




(Unaudited)
                                                                June 30,
                                                     ----------------------------
                                                          1999           1998
                                                     -------------   ------------
Net cash provided (used) by operating activities     ($ 2,131,000)   $    604,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of available-for-sale
       securities                                       4,509,000      10,882,000
    Proceeds from maturities of held-to-maturity
       securities                                      11,076,000       3,525,000
    Proceeds from sale of available-for-sale
       securities                                      16,070,000       2,207,000
    Purchase of available-for-sale securities         (67,998,000)    (35,889,000)
    Purchase of loans held-to-maturity                 (3,958,000)       (705,000)
    Purchase of loans held-for-sale                    (6,758,000)    (14,564,000)
    Proceeds from sale of loans held-for-sale          11,043,000      15,241,000
    Purchase of other investments                        (942,000)        (36,000)
    Net (increase) decrease in loans                  (12,007,000)      1,400,000
    Purchase of furniture and equipment                  (346,000)       (615,000)

                                                     ------------    ------------
Net cash used in investing activities                 (49,311,000)    (18,554,000)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in deposits                    (1,677,000)     32,043,000
    Increase (decrease) in fed funds purchased                 --              --
    New borrowings long-term debt                      33,600,000              --
    Repayments of long-term debt                       (5,000,000)       (800,000)
    Proceeds from issuance of common stock                 33,000          26,000

                                                     ------------    ------------
Net cash provided by financing activities              26,956,000      31,269,000
                                                     ------------    ------------

Net increase in cash and cash equivalents             (24,486,000)     13,319,000

Cash and cash equivalents, beginning of year           45,419,000      26,714,000
                                                     ------------    ------------
Cash and cash equivalents, end of quarter            $ 20,933,000    $ 40,033,000
                                                     ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 1999. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1998, and should be read in conjunction therewith.


GENERAL

As previously announced, on August 9, 1999, the Company entered into an agreement providing for the acquisition of Union Bankshares, Ltd. by Gold Banc Corporation, Inc.

The agreement provides for the acquisition of all the Common Stock of the Company, including shares subject to option, for a purchase price of $23.05 per share, to be paid in shares of Gold Banc common stock. On August 9, 1999, the closing price on the NASDAQ Stock Market for the Company's Common Stock was $12.50. The exchange ratio will be determined by dividing $23.05 by the average price for Gold Banc common stock during the 10-day trading period ending three days prior to closing, unless the average price is less than $13 or greater than $16, in which case the average price shall be fixed at $13 or $16, respectively. On August 9, 1999, the closing price on the NASDAQ Stock Market for Gold Banc Common Stock was $11.50. If the average price of Gold Banc common stock falls below $11 for a period of 10 trading days immediately prior to approval by the Company's stockholders, the Company will be entitled to terminate the transaction. The transaction will be structured as a tax-free reorganization and will be accounted for as pooling-of-interest.

The transaction is subject to the approval of the shareholders of the Company and Gold Banc and the approval of certain regulatory authorities, among other customary terms and conditions. The transaction is expected to close in the fourth quarter of 1999.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $591,000 for the six months ended June 30, 1999, a decrease of 23.9% from net income of $883,000 for the first six months of 1998. Earnings were positively impacted in the first six months of 1999 by a $1,122,000 increase in net interest income, a $140,000 decrease in provision for loan loss, a $231,000 increase in gain on sale of securities available for sale, and a $238,000 increase in other noninterest income. These improvements were offset by a $1,925,000 increase in noninterest expense and a $98,000 increase in income tax expense for the six months ended June 30, 1999. Net income per share (diluted) was $.23 for the six months ended June 30, 1999 compared to $.34 per share for the 1998 period. Return on average assets and average equity were .37% and 5.73%, respectively, for the six months ended June 30, 1999 compared to .82% and 9.48%, respectively, for the first six months of 1998.

During the first six months of 1999, the Company's cash and Federal Funds sold decreased $24.5 million, its securities portfolio increased $39.0 million, its net loan portfolio increased $12.9 million, its deposits decreased $1.7 million, and its notes payable to the Federal Home Loan Bank of Topeka ("FHLB") increased $28.6 million.



INTEREST INCOME: Interest income increased $2,689,000, or 31.7%, to $11,173,000 for the period ended June 30, 1999 from $8,484,000 for the comparable 1998 period. This increase results from the increase in the Company's interest earning assets from continuing operations and the acquisition of Lakewood State Bank ("LSB") in December, 1998. The Company's net yield on interest earning assets on a fully tax equivalent basis was 7.93% for the first six months of 1999, which reflects a decrease of 92 basis points (each basis point equals 1/100 of 1%) from the comparable 1998 period. The average yield on loans decreased from 9.97% in the 1998 period to 9.52% in the 1999 period, and the average yield on securities held by the Company decreased from 7.19% in the 1998 period to 6.38% in the 1999 period. Interest income on loans was $896,000 greater in the 1999 period and interest income on securities increased $1,823,000 in the 1999 period.


INTEREST EXPENSE: Interest expense increased $1,567,000, or 55.5%, to $4,392,000 for the six months ended June 30, 1999 from $2,825,000 for the six months ended June 30, 1998. This increase is primarily due to a $67.4 million increase in average interest bearing deposit accounts ($30.0 million from the acquisition of LSB), a $10.3 million increase in notes payable due to the issuance of the trust preferred securities in December, 1998, a $5.7 million increase in average Federal Funds purchased, offset by a $1.8 million decrease in average notes payable to NationsBank (which was paid off in December, 1998). Average rates paid on interest bearing deposits decreased 19 basis points to 3.57% in the first six months of 1999 from 3.76% in the first six months of 1998.


NET INTEREST INCOME: Net interest income before provision for loan loss was $6,781,000 for the six months ended June 30, 1999, an increase of $1,122,000, or 19.8%, over the first six months of 1998. Net interest margin decreased 110 basis points from 6.00% in the 1998 period to 4.90% in the 1999 period. The increase in net interest income is primarily due to an $896,000 increase in interest income on loans and a $1,825,000 increase in interest income on securities, partially offset by a $32,000 decrease in interest income on Federal Funds sold and a $1,567,000 increase in interest expense. The Company's average cost of funds for the six months ended June 30, 1999 was 5 basis points lower than the comparable 1998 period. The Company's average yield on interest earning assets decreased 92 basis points in the 1999 period compared to the 1998 period, from 8.85% to 7.93%.


NONINTEREST INCOME: Noninterest income increased $469,000, or 99.8%, for the six months ended June 30, 1999 to $939,000 from $470,000 for the six months ended June 30, 1998. This increase was due to: (i) a $231,000 increase in the gain on sale of securities available for sale; and (ii) a $134,000 increase in service charge income and a $104,000 increase in other noninterest income ($147,000 due to the acquisition of LSB).


NONINTEREST EXPENSE: Noninterest expense increased $1,925,000, or 39.1%, for the first six months of 1999 to $6,848,000 compared to $4,923,000 in the first six months of 1998. This increase is primarily the result of: (i) increases in salaries and benefits relating primarily to staffing expenses for the two new branches and the branch resulting from the acquisition of LSB, and annual merit increases; (ii) increases in occupancy and equipment relating to the new branches and the acquisition of LSB; (iii) increase in goodwill expense due to the acquisition of LSB; and (iv) increases in other miscellaneous noninterest expenses relating to the new branches and the acquisition of LSB.

INCOME TAX EXPENSE: Income tax expense increased $98,000, or 72.1%, for the first six months of 1999. This increase is primarily the result of a tax credit recorded in 1998 for options exercised during 1997 and the stock acquired was sold within twelve months.




THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


OVERVIEW: The Company reported net income of $297,000 for the three months ended June 30, 1999, an decrease of 33.1% from net income of $390,000 for the comparable 1998 period. Net income was $.11 per share (diluted) for the three month period ended June 30, 1999, compared to $.15 per share (diluted) for the 1998 period. Return on average assets and average equity were .37% and 5.74%, respectively, for the three month period ended June 30, 1999, compared to .70% and 8.25%, respectively, for the 1998 period.

During the three months ended June 30,1999, the Company's cash and Federal Funds sold increased $2.8 million, its securities portfolio increased $5.1 million, its net loan portfolio increased $16.9 million, its deposits decreased $7.5 million, and its notes payable increased $33.6 million.


INTEREST INCOME: Interest income increased $1,433,000, or 32.9%, to $5,836,000 for the three month period ended June 30, 1999 from $4,393,000 for the comparable 1998 period. This increase results from the increase in the Company's interest earning assets and the acquisition of LSB. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.02% for the three month period ended June 30, 1999, which reflects an decrease of 92 basis points from the comparable 1998 period. The average yield on loans decreased from 10.00% in the 1998 period to 9.62% in the 1999 period, and the average yield on securities held by the Company decreased from 7.61% in the 1998 period to 6.44% in the 1999 period. Interest income on loans was $558,000 greater in the 1999 period and interest income on securities increased $994,000 in the 1999 period.


INTEREST EXPENSE: Interest expense increased $805,000, or 54.8%, to $2,275,000 for the three month period ended June 30, 1999 from $1,470,000 for the three month period ended June 30, 1998. This increase was primarily due to a $64.1 million increase in average interest bearing deposit accounts ($30.0 million from the acquisition of LSB), a $10.3 million increase in notes payable due to the issuance of the trust preferred securities in December, 1998, a $4.3 million increase in average notes payable to the FHLB, offset by a $1.6 million decrease in average notes payable to NationsBank (which was paid off in December, 1998). Average rates paid on interest bearing deposits decreased 31 basis points to 3.52% in the three month period ended June 30, 1999 from 3.83% in the three month period ended June 30, 1998.


NET INTEREST INCOME: Net interest income before provision for loan loss was $3,561,000 for the three month period ended June 30, 1999, an increase of $638,000, or 21.8%, over the comparable period of 1998. Net interest margin decreased 96 basis points between the periods from 6.05% in the 1998 period to 5.09% in the 1999 period. The increase in net interest income is primarily due to a $558,000 increase in interest income on loans and a $994,000 increase in interest income on securities, offset by an $805,000 increase in interest expense. The Company's average cost of funds for the three month period ended June 30, 1999 was 14 basis points lower than in the comparable 1998 period. The Company's average yield on earning assets decreased 92 basis points in the 1999 period compared to the 1998 period, from 8.94% to 8.02%.


NONINTEREST INCOME: Noninterest income increased $180,000, or 79.3%, for the three month period ended June 30, 1999 to $407,000 from $227,000 for the three month period ended June 30, 1998. This increase was primarily due to: (i) a $96,000 increase in the gain on sale of securities available for sale; and
(ii) a $59,000 increase in service charge income and a $25,000 increase in other noninterest income ($54,000 due to the acquisition of LSB).

NONINTEREST EXPENSE: Noninterest expense increased $963,000, or 37.4%, for the three month period ended June 30, 1999 to $3,536,000 compared to $2,573,000 in the three month period ended June 30, 1998. This increase is primarily the result of: (i) increases in salaries and benefits relating primarily to staffing expenses for the two new branches and the branch resulting from the acquisition of LSB, and annual merit increases; (ii) increases in occupancy and equipment relating to the new branches and the acquisition of LSB; (iii) increase in goodwill expense due to the acquisition of LSB; and (iv) increases in other miscellaneous noninterest expenses relating to the new branches and the acquisition of LSB.


PROVISION FOR LOAN LOSS

The Company charged $47,000 to Provision for Loan Loss in the first six months of 1999 and $187,000 for the same period in 1998. The ratio of loan loss reserve to total loans was 1.70% at June 30, 1999 and 1.83% at June 30, 1998. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 8.0% to $339.9 million at June 30, 1999 from $314.6 million at December 31, 1998. During the six months ended June 30, 1999 deposits decreased $1.7 million to $270.0 million at June 30, 1999 from $271.7 million at December 31, 1998. None of the Company's deposits at June 30, 1999 were brokered deposits.

In December, 1998, Union Bankshares Capital Trust I, a newly formed Delaware business trust completed the sale of $10.3 million of 9% Cumulative Trust Preferred Securities, guaranteed on a subordinated basis by the Company. The Company contributed $7 million of the proceeds of the offering to the Bank to finance the acquisition of Lakewood State Bank. The remainder of the proceeds was used for general corporate purposes, including the payoff of all outstanding amounts to NationsBank under the Loan Agreement. The Company also terminated the revolving line of credit it maintained with NationsBank.

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

During the second quarter of 1999, the Bank borrowed $33.6 million from the FHLB with rates ranging from 4.90% to 5.11% and maturities ranging from one day to six months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's bond portfolio was not prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

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

Total nonperforming assets were $37,000 and $15,000 at June 30, 1999 and December 31, 1998, respectively. Other Real Estate Owned (OREO) was $158,000 and $0 at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, securities held to maturity were $35.6 million, or 24.5% of the total portfolio, and securities available for sale totaled $107.6 million, or 74.2% of the total portfolio. Other securities (investment in FHLB stock) totaled $1.9 million, or 1.3% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At June 30, 1999, the carrying value of investments available for sale exceeded market value by approximately $1,446,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $189,000 at June 30, 1999. U.S. government securities make up $71.9 million, or 49.5% of the investment portfolio, mortgage backed securities make up $47.6 million, or 32.8% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $23.7 million, or 16.3% of the investment portfolio, and other investments make up $1.9 million, or 1.4% of the investment portfolio at June 30, 1999.

As noted in the Company's Form 10-KSB for the year ended December 31, 1998, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 1999, the dollar duration of the investment portfolio was 5.03 compared to 3.50 at December 31, 1998. This increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first six months of 1999 and the net addition of $39.0 million of securities with the same or lower yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.

CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity decreased $956,000 to $19.4 million at June 30, 1999 from $20.3 million at December 31, 1998. This decrease in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 6,000 shares of common stock, offset by the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 10.12% at June 30, 1999 and its total qualifying capital to risk weighted assets was 13.50%. As of June 30, 1999 the Bank also exceeded the minimum regulatory risk based capital ratios.

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

In February 1998, the Company adopted a Year 2000 Project Management Plan in recognition of the potential problems that all computer systems may have when the date January 1, 2000 arrives. As part of the implementation of this plan, in April 1998, the Company completed an assessment to determine whether it would have to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. By June 1998, the Company had completed all required renovations of its critical internal information technology ("IT") systems and by March 1999, had completed compliance testing of such systems. All critical IT and non-IT systems have tested Year 2000 compliant. Testing is continuing on non-critical systems and all reasonable steps required to achieve compliance of such systems will be taken. The steps remaining in the total Year 2000 project are not estimated to have a material impact on the Company's financial position or the results of its operations. The Company estimates that its total Year 2000 project cost will be approximately $500,000. These costs will be expensed as incurred and approximately $470,000 has been incurred as of June 30.
1999.

The Company has initiated formal communications with all of its significant suppliers and large customers and is continuing its assessment of the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates for completion include the estimated costs and time associated with the impact of a third party's Year 2000 issue and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

The Company has adopted a contingency plan in the event that third parties significant to the Company are not timely Year 2000 compliant. The Company has determined that the most reasonably likely worst-case scenario would include power and communications failures. Under the contingency plan, the Company believes that it could carry out its core- business activities for an indefinite period in such an event. The Company's plan also addresses contingencies related to liquidity and currency demands which may arise.

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

Information included in this document includes "forward-looking statements" which can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements in "risk factors" and other statements and disclaimers in the Company's Annual Report on Form 10-KSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits

        Exhibit 2.1 Agreement and Plan of Reorganization, dated August 9, 1999, among Gold Banc Corporation, Inc., Gold Banc Acquisition Corporation VIII, Inc., and Union Bankshares, Ltd.

        Exhibit 27   Financial Data Schedule

        Exhibit 99   Press Release dated August 9, 1999

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





                                       UNION BANKSHARES, LTD.
                                       ----------------------
                                       (Registrant)






August 13, 1999                        /s/ BRUCE E. HALL
                                       ------------------------------------
                                       Bruce E. Hall
                                       Vice President, Treasurer and
                                       Secretary
                                       (Authorized Officer and Principal
                                       Financial Officer of the Registrant)