Form 10QSB
period 1999-09-30
UNION BANKSHARES LTD
filed 1999-11-05
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                 (303) 298-5352

              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------
                                   Not Changed
--------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                   ----- ---

At November 3, 1999, there were 2,364,914 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES    NO X
                                                           -----  ----

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements.......................                3


     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................                9


PART II - OTHER INFORMATION.................................               18


SIGNATURES..................................................               19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                      September 30,    December 31,
                     ASSETS                                1999            1998
                                                      (Unaudited)
                                                      ------------     ------------
Cash and cash equivalents:
   Cash and due from banks                            $ 14,528,000     $ 18,914,000
   Federal funds sold                                    7,200,000       26,505,000
                                                      ------------     ------------
      Total cash and cash equivalents                   21,728,000       45,419,000

   Investment securities:
      Investment securities held to maturity            34,045,000       27,469,000
      Investment securities available for sale         111,728,000       77,594,000
      Other investments                                  1,949,000          988,000
                                                      ------------     ------------
            Total investment securities                147,722,000      106,051,000

   Loans:
      Commercial                                       125,921,000      105,618,000
      Real estate mortgage                               2,743,000        4,101,000
      Real estate construction                          18,008,000       12,881,000
      Consumer                                          22,530,000       24,595,000
                                                      ------------     ------------
            Total loans                                169,202,000      147,195,000
      Less: allowance for loan losses                   (2,762,000)      (2,678,000)
                                                      ------------     ------------
                                                       166,440,000      144,517,000

      Mortgage loans  held-for-sale                             --        4,285,000

      Excess of investment in subsidiary over net
         assets acquired                                 6,765,000        7,169,000
      Furniture, equipment and improvements, net         3,245,000        3,276,000
      Accrued interest receivable                        2,451,000        1,542,000
      Other assets                                       3,537,000        2,318,000
                                                      ============     ============
   TOTAL ASSETS                                       $351,888,000     $314,577,000
                                                      ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
      Demand (noninterest-bearing)                    $ 85,095,000     $ 78,017,000
      NOW                                               26,865,000       25,852,000
      Money Market                                      82,246,000       65,452,000
      Savings                                           18,702,000       19,221,000
      Time                                              79,251,000       83,108,000
                                                      ------------     ------------
            Total deposits                             292,159,000      271,650,000

   Federal funds purchased                                      --               --

   Notes payable                                        28,600,000       10,000,000
   Guaranteed preferred beneficial interests
      in Company's debentures                           10,304,000       10,304,000
   Accrued interest payable                                338,000          471,000
   Other liabilities                                       976,000        1,808,000
                                                      ------------     ------------
            Total liabilities                          332,377,000      294,233,000


   Stockholders' equity
      Common stock                                           2,000            2,000
      Common stock surplus                               9,673,000        9,678,000
      Retained earnings                                 11,113,000       10,021,000
      Valuation allowance                               (1,277,000)         643,000
                                                      ------------     ------------
            Total stockholders' equity                  19,511,000       20,344,000
                                                      ------------     ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $351,888,000     $314,577,000
                                                      ============     ============

    UNION BANKSHARES, LTD.  AND  SUBSIDIARY

    CONSOLIDATED STATEMENTS OF EARNINGS

    (Unaudited)
                                                               Nine months ended               Three months ended
                                                                  September  30,                  September  30,
                                                             ---------------------------     ---------------------------
                                                                    1999            1998            1999            1998
                                                                    ----            ----            ----            ----
INTEREST INCOME:
    Interest and fees on loans                               $11,033,000     $ 9,385,000     $ 3,982,000     $ 3,230,000
    Interest on investment securities:
       U.S. government agencies and corporations               5,201,000       2,189,000       1,972,000         783,000
       States and other political subdivisions                 1,020,000       1,018,000         354,000         354,000
    Interest on federal funds sold
       and interest bearing deposits at other banks              334,000         487,000         107,000         228,000
                                                             -----------     -----------     -----------     -----------
            Total interest income                             17,588,000      13,079,000       6,415,000       4,595,000

INTEREST EXPENSE:
    Interest on deposits                                       5,284,000       3,932,000       1,780,000       1,503,000
    Interest on federal funds purchased                          137,000           2,000           7,000               0
    Interest on notes payable                                  1,458,000         582,000         700,000         188,000
                                                             -----------     -----------     -----------     -----------
            Total interest expense                             6,879,000       4,516,000       2,487,000       1,691,000
                                                             -----------     -----------     -----------     -----------
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSS                                                 10,709,000       8,563,000       3,928,000       2,904,000
PROVISION FOR LOAN LOSS                                          102,000         243,000          55,000          56,000
                                                             -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS                                                 10,607,000       8,320,000       3,873,000       2,848,000
NONINTEREST INCOME:
    Service charges                                              491,000         292,000         169,000         104,000
    Gain (loss) on sale of securities available for sale         266,000          25,000               0         (10,000)
    Other                                                        531,000         398,000         180,000         151,000
                                                             -----------     -----------     -----------     -----------
            Total non interest income                          1,288,000         715,000         349,000         245,000
                                                             -----------     -----------     -----------     -----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                             5,387,000       4,009,000       1,837,000       1,338,000
    Amortization of investment in subsidiary
       over net assets acquired                                  404,000         170,000         135,000          57,000
    Occupancy and equipment                                    1,513,000       1,095,000         536,000         431,000
    Other                                                      3,023,000       2,273,000         971,000         798,000
                                                             -----------     -----------     -----------     -----------
            Total non interest expense                        10,327,000       7,547,000       3,479,000       2,624,000
                                                             -----------     -----------     -----------     -----------


INCOME BEFORE INCOME TAX EXPENSE                               1,568,000       1,488,000         743,000         469,000
INCOME TAX EXPENSE (Note 3)                                      514,000         240,000         280,000         104,000
                                                             ===========     ===========     ===========     ===========
NET INCOME                                                   $ 1,054,000     $ 1,248,000     $   463,000     $   365,000
                                                             ===========     ===========     ===========     ===========


EARNINGS PER COMMON SHARE BASIC: (Note 4)
    Net income per share                                     $      0.45     $      0.53     $      0.20     $      0.15
                                                             ===========     ===========     ===========     ===========
    Weighted average number of common shares outstanding       2,348,875       2,338,446       2,350,514       2,338,256
                                                             ===========     ===========     ===========     ===========


EARNINGS PER COMMON SHARE DILUTED (Note 4)
    Net income per share                                     $      0.40     $      0.47     $      0.17     $      0.13
                                                             ===========     ===========     ===========     ===========
    Weighted average number of common shares outstanding       2,634,270       2,630,620       2,635,909       2,635,965
                                                             ===========     ===========     ===========     ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998




                                                      Nine months ended               Three months ended
                                                        September 30,                    September 30,
                                                   ----------------------------     ----------------------------
                                                          1999             1998            1999             1998
                                                   -----------      -----------     -----------      -----------
NET INCOME                                         $ 1,054,000      $ 1,248,000     $   463,000      $   365,000


OTHER COMPREHENSIVE INCOME (LOSS)
  UNREALIZED APPRECIATION (DEPRECIATION) ON
  AVAILABLE-FOR-SALE SECURITIES, NET OF
  INCOME TAXES                                      (2,087,000)         347,000        (340,000)          72,000


LESS: RECLASSIFICATION ADJUSTMENT FOR REALIZED
  (GAIN) LOSSES INCLUDED IN NET INCOME, NET OF
  INCOME TAXES                                         167,000           16,000               0           (6,000)



                                                   ===========      ===========     ===========      ===========
COMPREHENSIVE  INCOME                              $  (866,000)     $ 1,611,000     $   123,000      $   431,000
                                                   ===========      ===========     ===========      ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999




(Unaudited)
                                                               September 30,
                                                        ------------------------------
                                                                1999              1998
                                                        ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (2,386,000)     $    996,000
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of available-for-sale
   securities                                             12,639,000        19,295,000
 Proceeds from maturities of held-to-maturity
   securities                                              5,996,000         5,236,000
 Proceeds from sale of available-for-sale
   securities                                             17,149,000         2,207,000
 Purchase of available-for-sale securities               (75,320,000)      (42,343,000)
 Purchase of  held-to-maturity securities                 (3,958,000)       (3,237,000)
 Purchase of loans held-for-sale                          (9,389,000)      (19,905,000)
 Proceeds from sale of loans held-for-sale                13,674,000        19,602,000
 Purchase of other investments                              (961,000)          (54,000)
 Net (increase) decrease in loans                        (20,674,000)       (5,405,000)
 Purchase of furniture and equipment                        (548,000)         (979,000)
 Proceeds from sale of other real estate owned               150,000                --

                                                        ------------      ------------
Net cash used in investing activities                    (61,242,000)      (25,583,000)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in deposits                          20,509,000        26,987,000
 Increase (decrease) in fed funds purchased                       --                --
 New borrowings long-term debt                            33,600,000                --
 Repayments of long-term debt                            (15,000,000)       (1,000,000)
 Proceeds from issuance of common stock                       33,000            26,000

                                                        ------------      ------------
Net cash provided by financing activities                 39,142,000        26,013,000
                                                        ------------      ------------

Net increase in cash and cash equivalents                (24,486,000)        1,426,000

Cash and cash equivalents, beginning of year              45,419,000        26,714,000
                                                        ------------      ------------
Cash and cash equivalents, end of quarter               $ 20,933,000      $ 28,140,000
                                                        ============      ============

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999



NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 1999 and the Company's results of operations for the three and nine months ended September 30, 1999 and 1998, statements of comprehensive income for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

Certain reclassifications have been made to the September 30, 1998 Consolidated Financial Statements to conform to the September 30, 1999 Consolidated Financial Statements.


NOTE 2.   RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 1999 and 1998 are not indicative of the results to be expected for the full year.


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

NOTE 4.   EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 285,395 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1999. Earnings per common share were affected by 292,174 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and nine months ended September 30, 1999. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1998, and should be read in conjunction therewith.


GENERAL

As previously announced, on August 9, 1999, the Company entered into an agreement providing for the acquisition of Union Bankshares, Ltd. By Gold Banc Corporation, Inc.

The agreement provides for the acquisition of all the Common Stock of the Company for a purchase price of $23.05 per share, to be paid in shares of Gold Banc common stock and the assumption of all outstanding options. On August 9, 1999, the closing price on the NASDAQ Stock Market for the Company's Common Stock was $12.50. The exchange ratio will be determined by dividing $23.05 by the average price of Gold Banc common stock during the 10-day trading period ending three days prior to closing, unless the average price is less than $13 or greater than $16, in which case the average price shall be fixed at $13 or $16, respectively. On August 9, 1999, the closing price on the NASDAQ Stock Market for Gold Banc Common Stock was $11.50. If the average price of Gold Banc common stock falls below $11 for a period of 10 trading days, ending on the day immediately prior to the meeting at which the merger is considered by the Company's stockholders, the Company will be entitled to terminate the transaction within five days following the meeting of stockholders. The Company expects to hold the stockholder meeting in connection with the transaction in the first quarter of 2000. The transaction will be structured as a tax-free reorganization and will be accounted for as pooling-of-interests.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $1,054,000 for the nine months ended September 30, 1999, a decrease of 15.5% from net income of $1,248,000 for the first nine months of 1998. Earnings were positively impacted in the first nine months of 1999 by a $2,146,000 increase in net interest income, a $141,000 decrease in provision for loan loss, a $241,000 increase in gain on sale of securities available for sale, and a $332,000 increase in other noninterest income. These improvements were offset by a $2,780,000 increase in noninterest expense and a $274,000 increase in income tax expense for the nine months ended September 30, 1999. Net income per share (diluted) was $.40 for the nine months ended September 30, 1999 compared to $.47 per share for the 1998 period. Return on average assets and average equity were .43% and 6.94%, respectively, for the nine months ended
September 30, 1999 compared to .73% and 8.79%, respectively, for the first nine months of 1998.

During the first nine months of 1999, the Company's cash and Federal Funds sold decreased $23.7 million, its securities portfolio increased $41.7 million, its net loan portfolio increased $21.9 million, its deposits increased $20.5 million, and its notes payable to the Federal Home Loan Bank of Topeka ("FHLB") increased $18.6 million.


INTEREST INCOME: Interest income increased $4,509,000, or 34.5%, to $17,588,000 for the period ended September 30, 1999 from $13,079,000 for the comparable 1998 period. This increase results from the increase in the Company's interest earning assets from continuing operations and the acquisition of Lakewood State Bank ("LSB") in December, 1998. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.01% for the first nine months of 1999, which reflects a decrease of 65 basis points (each basis point equals 1/100 of 1%) from the comparable 1998 period. The average yield on loans decreased from 9.98% in the 1998 period to 9.56% in the 1999 period, and the average yield on securities held by the Company decreased from 6.84% in the 1998 period to 6.49% in the 1999 period. Interest income on loans was $1,648,000 greater in the 1999 period and interest income on securities increased $3,014,000 in the 1999 period.


INTEREST EXPENSE: Interest expense increased $2,363,000, or 52.3%, to $6,789,000 for the nine months ended September 30, 1999 from $4,516,000 for the nine months ended September 30, 1998. This increase is primarily due to a $59.2 million increase in average interest bearing deposit accounts ($30.0 million from the acquisition of LSB), a $10.3 million increase in notes payable due to the issuance of the trust preferred securities in December, 1998, a $3.9 million increase in average Federal Funds purchased, an $8.1 million increase in average notes payable to FHLB, offset by a $1.3 million decrease in average notes payable to NationsBank (which was paid off in December, 1998). Average rates paid on interest bearing deposits decreased 21 basis points to 3.55% in the first nine months of 1999 from 3.76% in the first nine months of 1998.


NET INTEREST INCOME: Net interest income before provision for loan loss was $10,709,000 for the nine months ended September 30, 1999, an increase of $2,146,000, or 25.1%, over the first nine months of 1998. Net interest margin decreased 81 basis points from 5.77% in the 1998 period to 4.96% in the 1999 period. The increase in net interest income is primarily due to a $1,648,000 increase in interest income on loans and a $3,014,000 increase in interest income on securities, partially offset by a $153,000 decrease in interest income on Federal Funds sold and a $2,363,000 increase in interest expense. The Company's average cost of funds for the nine months ended September 30, 1999 was 1 basis point lower than the comparable 1998 period. The Company's average yield on interest earning assets decreased 65 basis points in the 1999 period compared to the 1998 period, from 8.66% to 8.01%.


NONINTEREST INCOME: Noninterest income increased $573,000, or 80.1%, for the nine months ended September 30, 1999 to $1,288,000 from $715,000 for the nine months ended September 30, 1998. This increase was due to: (i) a $241,000 increase in the gain on sale of securities available for sale ($7,000 due to the acquisition of LSB); (ii) a $199,000 increase in service charge income ($136,000 due to the acquisition of LSB); and (iii) a $133,000 increase in other noninterest income ($68,000 due to the acquisition of LSB).

NONINTEREST EXPENSE: Noninterest expense increased $2,780,000, or 36.8%, for the first nine months of 1999 to $10,327,000 compared to $7,547,000 in the first nine months of 1998. This increase is primarily the result of: (i) increases in salaries and benefits relating primarily to staffing expenses for the two new branches and the branch resulting from the acquisition of LSB, and annual merit increases; (ii) increases in occupancy and equipment relating to the new branches and the acquisition of LSB; (iii) increase in goodwill expense due to the acquisition of LSB; and (iv) increases in other miscellaneous noninterest expenses relating to the new branches and the acquisition of LSB.

INCOME TAX EXPENSE: Income tax expense increased $274,000, or 114.2%, for the first nine months of 1999. This increase is primarily the result of: (i) an increase in pretax earnings; and (ii) a tax credit recorded in 1998 for options exercised during 1997 and the stock acquired was sold within twelve months.




THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


OVERVIEW: The Company reported net income of $463,000 for the three months ended September 30, 1999, an increase of 26.9% from net income of $365,000 for the comparable 1998 period. Net income was $.17 per share (diluted) for the three month period ended September 30, 1999, compared to $.13 per share (diluted) for the 1998 period. Return on average assets and average equity were .53% and 9.48%, respectively, for the three month period ended September 30, 1999, compared to .59% and 7.50%, respectively, for the 1998 period.

During the three months ended September 30,1999, the Company's cash and Federal Funds sold increased $.8 million, its securities portfolio increased $2.6 million, its net loan portfolio increased $9.0 million, its deposits increased $22.2 million, and its notes payable decreased $10.0 million.


INTEREST INCOME:   Interest income increased $1,820,000, or 39.6%, to
$6,415,000 for the three month period ended September 30, 1999 from $4,595,000 for the comparable 1998 period. This increase results from the increase in the Company's interest earning assets as part of its ordinary course operations and the acquisition of LSB. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.15% for the three month period ended September 30, 1999, which reflects a decrease of 18 basis points from the comparable 1998 period. The average yield on loans decreased from 10.02% in the 1998 period to 9.63% in the 1999 period, and the average yield on securities held by the Company increased from 6.28% in the 1998 period to 6.69% in the 1999 period. Interest income on loans was $752,000 greater in the 1999 period and interest income on securities increased $1,189,000 in the 1999 period.


INTEREST EXPENSE: Interest expense increased $796,000, or 47.1%, to $2,487,000 for the three month period ended September 30, 1999 from $1,691,000 for the three month period ended September 30, 1998. This increase was primarily due to a $47.1 million increase in average interest bearing deposit accounts ($30.0 million from the acquisition of LSB), a $10.3 million increase in notes payable due to the issuance of the trust preferred securities in December, 1998, a $24.0 million increase in average notes payable to the FHLB, offset by a $1.2 million decrease in average notes payable to NationsBank (which was paid off in December, 1998). Average rates paid on interest bearing deposits decreased 35 basis points to 3.51% in the three month period ended September 30, 1999 from 3.86% in the three month period ended September 30, 1998.


NET INTEREST INCOME: Net interest income before provision for loan loss was $3,928,000 for the three month period ended September 30, 1999, an increase of $1,024,000, or 35.3%, over the comparable period of 1998. Net interest margin decreased 29 basis points between the periods from 5.36% in the 1998 period to 5.07% in the 1999 period. The increase in net interest income is primarily due to a $752,000 increase in interest income on loans and a $1,089,000 increase in interest income on securities, offset by a $121,000 decrease in interest income on Federal Funds sold and a $796,000 increase in interest expense. The Company's average cost of funds for the three month period ended September 30, 1999 was 4 basis points lower than in the comparable 1998 period. The Company's average yield on earning assets decreased 18 basis points in the 1999 period compared to the 1998 period, from 8.33% to 8.15%.

NONINTEREST INCOME: Noninterest income increased $104,000, or 42.5%, for the three month period ended September 30, 1999 to $349,000 from $245,000 for the three month period ended September 30, 1998. This increase was primarily due to:
(i) a $10,000 increase in the gain on sale of securities available for sale;
(ii) a $65,000 increase in service charge income ($44,000 due to the acquisition of LSB); and (iii) a $29,000 increase in other noninterest income ($13,000 due to the acquisition of LSB).

NONINTEREST EXPENSE: Noninterest expense increased $855,000, or 32.6%, for the three month period ended September 30, 1999 to $3,479,000 compared to $2,624,000 in the three month period ended September 30, 1998. This increase is primarily the result of: (i) increases in salaries and benefits relating primarily to staffing expenses for the two new branches and the branch resulting from the acquisition of LSB, and annual merit increases; (ii) increases in occupancy and equipment relating to the new branches and the acquisition of LSB; (iii) increase in goodwill expense due to the acquisition of LSB; and (iv) increases in other miscellaneous noninterest expenses relating to the new branches and the acquisition of LSB.

PROVISION FOR LOAN LOSS

The Company charged $102,000 to Provision for Loan Loss in the first nine months of 1999 and $243,000 for the same period in 1998. The ratio of loan loss reserve to total loans was 1.63% at September 30, 1999 and 1.80% at September 30, 1998. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 11.9% to $351.9 million at September 30, 1999 from $314.6 million at December 31, 1998. During the nine months ended September 30, 1999 deposits increased $20.5 million to $292.2 million at September 30, 1999 from $271.7 million at December 31, 1998. None of the Company's deposits at September 30, 1999 were brokered deposits.

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

On January 14, 1998, the Bank borrowed $10 million from the Federal Home Loan Bank of Topeka (the "FHLB") in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its exposure relative to the Available for Sale portion of its securities portfolio, as discussed below. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately $5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the bank to transfer approximately $5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, which matured and was repaid on January 14, 1999; and $5 million at 6.50%, maturing January 14, 2000. This loan cannot be prepaid without a prepayment penalty. Interest on this note is due monthly. The Company expects that maturities of securities held in the Available for Sale portfolio will be adequate to fund repayment of the remaining loan.

During the second quarter of 1999, the Bank borrowed $33.6 million from the FHLB with rates ranging from 4.90% to 5.11% and maturities ranging from one day to nine months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when the Bank's deposits had not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

During the third quarter of 1999, the Bank repaid $10.0 million of the FHLB loans.

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

Total nonperforming assets were $206,000 and $15,000 at September 30, 1999 and December 31, 1998, respectively. The Company had no Other Real Estate Owned
(OREO) at either September 30, 1999 or December 31, 1998. At September 30, 1999, securities held to maturity were $34.0 million, or 23.1% of the total portfolio, and securities available for sale totaled $111.7 million, or 75.6% of the total portfolio. Other securities (investment in FHLB stock) totaled $1.9 million, or 1.3% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At September 30, 1999, the carrying value of investments available for sale exceeded market value by approximately $2,448,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The market value of securities designated as held to maturity exceeded carrying value by approximately $82,000 at September 30, 1999. U.S. government securities make up $76.7 million, or 51.9% of the investment portfolio, mortgage backed securities make up $44.6 million, or 30.2% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $24.5 million, or 16.6% of the investment portfolio, and other investments make up $1.9 million, or 1.3% of the investment portfolio at September 30, 1999.

As noted in the Company's Form 10-KSB for the year ended December 31, 1998, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 1999, the dollar duration of the investment portfolio was 5.10 compared to 3.50 at December 31, 1998. This increase in dollar duration resulted from the partial replacement of securities which were sold, matured or called during the first nine months of 1999 and the net addition of $41.7 million of securities with the same or lower yields but with longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity decreased $833,000 to $19.5 million at September 30, 1999 from $20.3 million at December 31, 1998. This decrease in stockholders' equity was due to the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market, offset by the retention of earnings in the current year and the exercise of options to purchase 6,000 shares of common stock.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 9.62% at September 30, 1999 and its total qualifying capital to risk weighted assets was 12.42%. As of September 30, 1999 the Bank also exceeded the minimum regulatory risk based capital ratios.



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

In February 1998, the Company adopted a Year 2000 Project Management Plan in recognition of the potential problems that all computer systems may have when the date January 1, 2000 arrives. As part of the implementation of this plan, in April 1998, the Company completed an assessment to determine whether it would have to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. By September 1998, the Company had completed all required renovations of its critical internal information technology ("IT") systems and by March 1999, had completed compliance testing of such systems. All critical IT and non-IT systems have tested Year 2000 compliant. Testing is continuing on non-critical systems and all reasonable steps required to achieve compliance of such systems will be taken. The steps remaining in the total Year 2000 project are not estimated to have a material impact on the Company's financial position or the results of its operations. The Company estimates that its total Year 2000 project cost will be approximately $500,000. These costs will be expensed as incurred and approximately $485,000 has been incurred as of September 30. 1999.

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



     (a) Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K

           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  UNION BANKSHARES, LTD.
                                  (Registrant)






November 5, 1999                  /s/ BRUCE E. HALL
                                  ----------------------------------
                                  Bruce E. Hall
                                  Vice President, Treasurer and
                                  Secretary
                                  (Authorized Officer and Principal
                                  Financial Officer of the Registrant)