Form 10QSB/A
period 1999-09-30
UNION BANKSHARES LTD
filed 1999-11-16
CIK 895688

FORM 10-QSB/A-1

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

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements.......................                3


SIGNATURES..................................................                9

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
                                                   ===========      ===========     ===========      ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999




(Unaudited)
                                                               September 30,
                                                        ------------------------------
                                                                1999              1998
                                                        ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (1,591,000)     $    996,000
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of available-for-sale
   securities                                             12,639,000        19,295,000
 Proceeds from maturities of held-to-maturity
   securities                                              5,996,000         5,236,000
 Proceeds from sale of available-for-sale
   securities                                             17,149,000         2,207,000
 Purchase of available-for-sale securities               (75,320,000)      (42,343,000)
 Purchase of  held-to-maturity securities                 (3,958,000)       (3,237,000)
 Purchase of loans held-for-sale                          (9,389,000)      (19,905,000)
 Proceeds from sale of loans held-for-sale                13,674,000        19,602,000
 Purchase of other investments                              (961,000)          (54,000)
 Net (increase) decrease in loans                        (20,674,000)       (5,405,000)
 Purchase of furniture and equipment                        (548,000)         (979,000)
 Proceeds from sale of other real estate owned               150,000                --

                                                        ------------      ------------
Net cash used in investing activities                    (61,242,000)      (25,583,000)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in deposits                          20,509,000        26,987,000
 Increase (decrease) in fed funds purchased                       --                --
 New borrowings long-term debt                            33,600,000                --
 Repayments of long-term debt                            (15,000,000)       (1,000,000)
 Proceeds from issuance of common stock                       33,000            26,000

                                                        ------------      ------------
Net cash provided by financing activities                 39,142,000        26,013,000
                                                        ------------      ------------

Net increase in cash and cash equivalents                (24,486,000)        1,426,000

Cash and cash equivalents, beginning of year              45,419,000        26,714,000
                                                        ------------      ------------
Cash and cash equivalents, end of quarter               $ 21,728,000      $ 28,140,000
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





                                  UNION BANKSHARES, LTD.
                                  (Registrant)






November 16, 1999                  /s/ BRUCE E. HALL
                                  ----------------------------------
                                  Bruce E. Hall
                                  Vice President, Treasurer and
                                  Secretary
                                  (Authorized Officer and Principal
                                  Financial Officer of the Registrant)