Form 10QSB/A
period 1999-09-30
UNION BANKSHARES LTD
filed 1999-11-17
CIK 895688

FORM 10-QSB/A-2

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

                                 (303) 298-5352

              (Registrant's telephone number, including area code)
- --------------------------------------------------------------------------
                                   Not Changed
- --------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                      September 30,    December 31,
                     ASSETS                                1999            1998
                                                      (Unaudited)
                                                      ------------     ------------
Cash and cash equivalents:
   Cash and due from banks                            $ 14,528,000     $ 18,914,000
   Federal funds sold                                    7,200,000       26,505,000
                                                      ------------     ------------
      Total cash and cash equivalents                   21,728,000       45,419,000

   Investment securities:
      Investment securities held to maturity            34,045,000       27,469,000
      Investment securities available for sale         111,728,000       77,594,000
      Other investments                                  1,949,000          988,000
                                                      ------------     ------------
            Total investment securities                147,722,000      106,051,000

   Loans:
      Commercial                                       125,921,000      105,618,000
      Real estate mortgage                               2,743,000        4,101,000
      Real estate construction                          18,008,000       12,881,000
      Consumer                                          22,530,000       24,595,000
                                                      ------------     ------------
            Total loans                                169,202,000      147,195,000
      Less: allowance for loan losses                   (2,762,000)      (2,678,000)
                                                      ------------     ------------
                                                       166,440,000      144,517,000

      Mortgage loans  held-for-sale                             --        4,285,000

      Excess of investment in subsidiary over net
         assets acquired                                 6,765,000        7,169,000
      Furniture, equipment and improvements, net         3,245,000        3,276,000
      Accrued interest receivable                        2,451,000        1,542,000
      Other assets                                       3,537,000        2,318,000
                                                      ============     ============
   TOTAL ASSETS                                       $351,888,000     $314,577,000
                                                      ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
      Demand (noninterest-bearing)                    $ 85,095,000     $ 78,017,000
      NOW                                               26,865,000       25,852,000
      Money Market                                      82,246,000       65,452,000
      Savings                                           18,702,000       19,221,000
      Time                                              79,251,000       83,108,000
                                                      ------------     ------------
            Total deposits                             292,159,000      271,650,000

   Federal funds purchased                                      --               --

   Notes payable                                        28,600,000       10,000,000
   Guaranteed preferred beneficial interests
      in Company's debentures                           10,304,000       10,304,000
   Accrued interest payable                                338,000          471,000
   Other liabilities                                       976,000        1,808,000
                                                      ------------     ------------
            Total liabilities                          332,377,000      294,233,000


   Stockholders' equity
      Common stock                                           2,000            2,000
      Common stock surplus                               9,672,000        9,639,000
      Retained earnings                                 11,114,000       10,060,000
      Valuation allowance                               (1,277,000)         643,000
                                                      ------------     ------------
            Total stockholders' equity                  19,511,000       20,344,000
                                                      ------------     ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $351,888,000     $314,577,000
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
                                                             ===========     ===========     ===========     ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998




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
                                                   ===========      ===========     ===========      ===========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999




(Unaudited)
                                                               September 30,
                                                        ------------------------------
                                                                1999              1998
                                                        ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (1,591,000)     $    996,000
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of available-for-sale
   securities                                             12,639,000        19,295,000
 Proceeds from maturities of held-to-maturity
   securities                                              5,996,000         5,236,000
 Proceeds from sale of available-for-sale
   securities                                             17,149,000         2,207,000
 Purchase of available-for-sale securities               (75,320,000)      (42,343,000)
 Purchase of  held-to-maturity securities                 (3,958,000)       (3,237,000)
 Purchase of loans held-for-sale                          (9,389,000)      (19,905,000)
 Proceeds from sale of loans held-for-sale                13,674,000        19,602,000
 Purchase of other investments                              (961,000)          (54,000)
 Net (increase) decrease in loans                        (20,674,000)       (5,405,000)
 Purchase of furniture and equipment                        (548,000)         (979,000)
 Proceeds from sale of other real estate owned               150,000                --

                                                        ------------      ------------
Net cash used in investing activities                    (61,242,000)      (25,583,000)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in deposits                          20,509,000        26,987,000
 Increase (decrease) in fed funds purchased                       --                --
 New borrowings long-term debt                            33,600,000                --
 Repayments of long-term debt                            (15,000,000)       (1,000,000)
 Proceeds from issuance of common stock                       33,000            26,000

                                                        ------------      ------------
Net cash provided by financing activities                 39,142,000        26,013,000
                                                        ------------      ------------

Net increase in cash and cash equivalents                (23,691,000)        1,426,000

Cash and cash equivalents, beginning of year              45,419,000        26,714,000
                                                        ------------      ------------
Cash and cash equivalents, end of quarter               $ 21,728,000      $ 28,140,000
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





                                  UNION BANKSHARES, LTD.
                                  (Registrant)






November 17, 1999                  /s/ BRUCE E. HALL
                                  ----------------------------------
                                  Bruce E. Hall
                                  Vice President, Treasurer and
                                  Secretary
                                  (Authorized Officer and Principal
                                  Financial Officer of the Registrant)