Form 10KSB
period 1999-12-31
UNION BANKSHARES LTD
filed 2000-03-30
CIK 895688

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-KSB
           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from ______ to _______

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

                                 (303) 298-5352
                           (Issuer's telephone number)

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
                             Yes   X     No
                                 ------     -----
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                        X
                                      -----
      The Registrant's gross revenues for the fiscal year ended December 31,
1999 totaled $25.8 million.

      The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $9.25 per share as of March 27, 2000, was approximately $9,795,334.

      As of March 27, 2000, there were outstanding 2,376,198 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 29, 2000, are incorporated by reference into
Part III as specified.

      Certain Exhibits to this Annual Report on Form 10-KSB have been incorporated by reference. See Index to Exhibits on Page E-1.

 Transitional Small Business Disclosure Format (check one) Yes        No X
                                                               ----     ---

================================================================================

                            UNION BANKSHARES, LTD.

                               TABLE OF CONTENTS
                                                                          PAGE

PART I

Item 1.  Business............................................................1

Item 2.  Properties.........................................................27

Item 3.  Legal Proceedings..................................................29

Item 4.  Submission of Matters to a Vote of Security Holders................29

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters...........30

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................31

Item 7.  Financial Statements...............................................43

Item 8.  Changes In and Disagreements With Accountants On Accounting and
         Financial Disclosure...............................................44

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................45

Item 10. Executive Compensation.............................................45

Item 11. Security Ownership of Certain Beneficial Owners and Management.....45

Item 12. Certain Relationships and Related Transactions.....................45

Item 13. Exhibits and Reports on Form 8-K...................................46

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

      The Bank has maintained its emphasis on asset quality and capital preservation by following conservative loan underwriting standards that have allowed it to avoid excessive loan losses. The Bank's ratios of nonperforming assets to capital and to total assets were 0.04% and 0.00%, respectively, at December 31, 1999.

      On March 17, 2000, the Company announced that it and Gold Banc Corporation Inc. ("Gold Banc") had mutually agreed to terminate their merger agreement pursuant to which Gold Banc would have acquired the Company. The Company also announced that it would repurchase up to 200,000 shares of its Common Stock in open market or privately negotiated transactions.

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

      The Company's strategy for growth (see "Growth Strategy") is based primarily on the development of branches that are strategically located around the Denver metropolitan area to serve the Bank's focus market of small and medium-sized businesses and individuals. The Company has opened five branches in the last several years, the first in the Lakeside area in July 1994, the second in the University Hills area in March 1995, the third in the Lakewood area in December 1995, the fourth in the Littleton area in May 1998 and the fifth in the Golden area in October 1998. Each of these are full service branches, having the appearance of stand alone banks. In addition, the Company acquired Lakewood State Bank in December 1998 and established it as the Company's sixth branch. The Company views the acquisition of Lakewood State Bank as an opportunistic enhancement of its branching strategy. The Company continues to analyze opportunities to open additional full-service branches in the metropolitan Denver area, subject to identification of an appropriate market and branch location, negotiation of an acceptable lease and approval of the various regulatory bodies and branching restrictions under Colorado law. The Company will also assess additional acquisition opportunities as they present themselves. See "Supervision and Regulation."

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

OPERATING STRATEGY

      The Company's strategy as an independent, one-bank holding company has been carried out through the operations of the Bank and, since 1994, its branches. The Bank, since its acquisition by the Company in 1985, has emphasized local relationship banking for the small and medium-sized business and individuals. The Bank's operating strategies include:

      o   Personal Attention and Professional Service

      o   Maintaining Asset Quality

      o   Asset/Liability Management

      The Company's branching efforts are structured to continue to build on the three strategies outlined above. The Company has located its branches in areas that produce a similar customer base to that of the Bank, has encouraged community participation at each branch, has developed transparent communication and data delivery systems, and has retained employees familiar with both the Company's operating philosophies and the community's needs. The Bank, through its branches, supports local community events through employee volunteers and sponsorships.

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

      This employee involvement led to new product and service introductions this year though the employee Product Development Committee and our continued efforts in the "Officer Call" program. Under the Bank's Officer Call Program, which was implemented in 1986, lending officers call on existing customers and prospects on a regular basis. At these meetings, the officers seek to develop a better understanding of the business issues faced by the customer, and can discuss services which the Bank can provide to help them address their needs. The Bank also requests customer feedback on customer communication pieces such as direct mail pieces, mailings in monthly statements and through the Bank's recorded on-hold message system. Customers are encouraged to speak (or write) freely with respect to both positive and negative aspects of the Bank's service. The Bank also surveys each customer who opens a new account, whether they are a new customer or an existing customer, to check on the level of service they received, and secondarily to solicit information that might help the Bank identify unmet product needs and cross-sell additional services.

      As an additional means of encouraging customer communication, the Bank has held luncheons with both new customers to the Bank and long-time customers. The purpose of these luncheons was to introduce the Bank, its direction, service philosophy and to solicit feedback. In 1999, the Bank held its third Speakers Conference and attracted 340 attendees.

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

The Bank emphasizes education and training for its staff to achieve high levels of customer service. This last year, customer service line employees attended the intensive Stickler Customer Service Training Course. The Bank also encourages and provides for training in outside accredited programs.

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


GROWTH STRATEGY

      The Company has analyzed several potential bank acquisitions during the past five years and until the acquisition of Lakewood State Bank, discussed below, chose not to finalize such potential acquisitions due to the heightened price expectations of sellers in the Colorado market which have been brought about by the purchase of local banks by out-of-state and, in some cases, in-state banking groups at historically high multiples of book value. The Company intends to continue to analyze potential acquisitions in the Denver metropolitan area, as well as other areas in Colorado, but will more aggressively pursue its branching strategy.

      The Company has focused on growth as an independent entity and adopted an aggressive internal growth strategy through establishing full-service branches in locations in the Denver metropolitan area that will reach the small and medium-sized businesses in each location. The Bank's six existing full-service branches are structured to provide complete banking services in each location and each branch is headed by a branch president or branch manager with responsibility and authority to service the banking and lending needs of the local business. This structure compliments the Bank's philosophy of customer-to-staff-to-management direction so that the Bank responds to customer input rather than the customer being asked to respond to the Bank without having the opportunity to give input.

      In July 1994, the Bank opened its first branch in the Lakeside area of metropolitan Denver. Since then, the Bank has opened branches in the University Hills area in March 1995, the Lakewood area in December 1995, the Littleton area in May 1998 and the Golden area in October 1998. In addition, the Bank acquired Lakewood State Bank in December 1998, which the Bank developed into its sixth branch and is operating such branch as Union Bank & Trust Southwest. Each of these branches have been well-received by its respective community. The following table sets forth the deposits attracted and the loans made by the Bank and each of its six branches as of December 31, 1999.

                                          DECEMBER 31, 1999
                                     ---------------------------
                                     DEPOSITS           LOANS
                                     ---------        ----------
                                        (DOLLARS IN MILLIONS)

     Main                          $  141.4          $   93.8
     Lakeside                          30.6               8.6
     University Hills                  19.9               7.6
     Lakewood                          47.5              47.6
     Littleton                          7.9               8.2
     Golden                             6.4               2.8
     Southwest                         36.3              16.0
                                     =========        ==========
                Total              $  290.0          $  184.6

      On December 17, 1998, the Company acquired Lakewood State Bank in a cash-for-stock merger in which the shareholders Lakewood State Bank received a total of $8.35 million in cash and Lakewood State Bank was merged with and into the Bank. Management believes that the operating philosophy of Lakewood State Bank is consistent with the Bank's and that the combined bank will be able to operate effectively in the Denver marketplace. With the addition of Lakewood State Bank's approximately $42 million in assets, the Bank had approximately $315 million in total assets at December 31, 1998.

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

      The Bank's loan officers have an average of over 15 years lending experience and are committed to the lending profession. The loan officer staff includes 3 past presidents of the Rocky Mountain Chapter of Robert Morris Associates (the national organization of bank credit officers).

      Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan, aggregate dollar amount and percentage of total loans at the dates indicated.

                                                                         DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                                 1999                  1998                  1997                  1996                 1995
                         --------------------   -------------------   ------------------   --------------------  -------------------
                           AMOUNT        %       AMOUNT       %        AMOUNT       %        AMOUNT       %       AMOUNT        %
                         ----------   -------   ---------  --------   ---------   ------   ----------  --------  ---------   -------
                                                                  (DOLLARS IN THOUSANDS)
Commercial loans.......  $  133,978      73.7   $ 105,618      73.1   $  87,929     72.1   $   70,631      71.4  $  54,488      68.2
Real estate-
   construction loans..      22,012      12.1      12,881       8.9       9,625      7.9        5,758       5.8      5,064       6.3
Real estate-
   mortgage loans......       5,780       3.2       4,101       2.8       4,297      4.5        5,489       5.5      7,975      10.0
Consumer loans.........      22,855      12.6      24,595      17.0      20,933     17.2       18,854      19.1     13,785      17.3
                         ----------   -------   ---------  --------   ---------   ------   ----------  --------  ---------   -------
       Total...........     184,625     101.6     147,195     101.9     122,784    101.7      100,732     101.8     81,312     101.8
Less allowance for
    loan losses........     (2,892)     (1.6)     (2,678)     (1.9)     (2,125)    (1.7)      (1,754)     (1.8)    (1,448)     (1.8)
                         ----------   -------   ---------  --------   ---------   ------   ----------  --------  ---------   -------
Loans receivable, net..  $  181,733     100.0   $ 144,517     100.0   $ 120,659    100.0   $   98,978     100.0  $  79,864     100.0
                         ==========   =======   =========  ========   =========   ======   ==========  ========  =========   =======


      Commercial Loans. Commercial lending is the Bank's primary focus and the strength of its lending activity. The Bank's areas of emphasis include, but are not limited to, loans to building contractors, wholesalers, manufacturers, business services companies and energy-related businesses. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates. Commercial loans outstanding were $134.0 million at December 31, 1999 compared to $105.6 million at December 31, 1998. Many of the

Bank's commercial loans are extended to small business customers. These clients are composed of a variety of manufacturers, wholesalers, retailers, commercial contractors and service companies. The primary repayment risk is the failure of the business due to economic or financial factors. In most cases the Bank has taken security and receives personal guarantees to help assure an alternative source of repayment.

      Real Estate Construction Loans. The Bank originates single family and multi-family residential construction loans to builders who have demonstrated a favorable record of performance with the Bank or within the Bank's known service area on both a pre-sold and spec basis. Homes built without a specific buyer are limited to specific concentration guidelines and factors set from time to time by Bank management.

      The Bank is also actively involved in providing commercial construction financing to both existing and new customers. The Bank will normally require a binding commitment for permanent financing from either the Bank or another lender.

      The Bank also provides acquisition and development, land and lot loans using conservative underwriting guidelines and specific concentration benchmarks in relation to capital set from time to time by Bank management. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. In addition, construction loans generally are made where a conservative loan-to-value ratio exists. These loans are frequently backed by personal guarantees and other collateral that provide an alternative source of repayment. The Bank further attempts to limit its risk through adherence to conservative underwriting procedures and by using only state licensed or certified appraisers on all loans above $250,000. The Bank's real estate construction loans outstanding were $22.0 million at December 31, 1999, compared to $12.9 million at December 31, 1998. This represents a somewhat higher percentage of total loans outstanding (11.9% in 1999, compared to 8.9% in 1998), which reflects the high amount of construction activity in the Denver market.

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

      From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1999, 1998, and 1997, the Bank earned interest income on such loans of $28,000, $144,000, and $59,000, respectively. During the years ended December 31, 1999, 1998, and 1997, the Bank purchased loans in the amounts of $9.4 million, $48.4 million and $5.8 million and sold loans in the amounts of $13.7 million, $44.1 million and $4.5 million. All loans sold back to the mortgage company are without recourse to the Bank.

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

      Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank provides as a service to its business customers and their employees the choice of dealing with the same loan officer for consumer and business matters. This service has been well received by new business customers and their employees who, in dealing with large holding company banks, have frequently had to deal with a variety of different officers for different types of transactions. Consumer loans outstanding were $22.9 million and $24.6 million at December 31, 1999 and 1998, respectively. The branches have a higher ratio of consumer loans to commercial loans than the main Bank has historically experienced. Management expects that this will continue in the future.

      Commitments and Contingent Liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit as described in Note 11 of the Notes to Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. It is management's policy not to commit to extend credit at below market interest rates.

      Credit Authority and Loan Limits. All loans, credit lines, and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including the indebtedness of any guarantor. All individual or aggregate credits in excess of $100,000 must be preapproved by the Bank's Loan Committee, with certain limited exceptions. The Bank allows certain senior loan officers the flexibility, based on their experience and the individual loan customer they are working with, to advance, without preapproval, up to $50,000 per request, with a limit of $100,000 per twelve-month period, to that customer, even if that customer's aggregate credits are over the $100,000 limit prior to the request. Any advance made under these conditions are then required to be ratified at the next regularly-scheduled Loan Committee meeting. The Loan Committee consists of the Bank's Chairman of the Board, Herman J. Zueck, its Vice Chairman, Jerrold B. Evans, its President, Charles B. Worthington, its Executive Vice President, Fred
I. Artes, and the outside directors of the Bank. A quorum of the committee is a minimum of four members.

      Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of its unimpaired capital, surplus, undivided profits and loan loss reserve ($4.0 million at December 31, 1999). The Bank utilizes a guidepost "house limit" on loans to any borrower of $2,500,000, which has occasionally been exceeded. The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits. Total loan participations sold as of December 31, 1999 and 1998 were $1,268,000 and $3,068,000, respectively.

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

                                                                              DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                      1999         1998          1997           1996            1995
                                                  ------------  -----------  ------------   ------------     ----------
                                                                         (DOLLARS IN THOUSANDS)
Past due 90 days or more........................  $          3  $        --  $          --  $           --    $       82
Nonaccrual loans................................             4           16             23              14           110
Restructured loans..............................            --           --             --              --            --
                                                  ------------  -----------  -------------  --------------    ----------
Total nonperforming loans.......................             7           16             23              14           192
Foreclosed assets held for sale.................            --          158             --              --            --
                                                  ------------  -----------  -------------  --------------    ----------
         Total nonperforming assets.............  $          7  $       174  $          23  $           14    $      192
                                                  ============  ===========  =============  ==============    ==========
Ratio of total nonperforming assets to total
         assets.................................         0.00%        0.06%          0.01%           0.01%         0.12%
Ratio of total nonperforming loans to total
         loans..................................         0.00%        0.12%          0.02%           0.01%         0.24%
Ratio of allowance for loan losses to total
         nonperforming loans....................    41,314.28%     1539.08%       9239.13%       12528.57%       754.17%

      Past Due, Nonaccrual and Impaired Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only if all principal has been collected or principal collection is assured. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, unless the loan is well secured, is in the process of being collected and the Bank's Loan Committee has approved maintaining the loan on an accrual basis, which in practice is rarely done. At December 31, 1999, the Company had $4,000 of loans accounted for on a non-accrual basis compared to $16,000 and $23,000 at December 31, 1998 and 1997, respectively.

      Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 1999, 1998 and 1997, respectively.

      Impaired loans, which include non-accrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms total $2,985,000 and $2,380,000 at December 31, 1999 and 1998, respectively. An allowance for loan loss of $450,000 and $362,000 relates to impaired loans at December 31, 1999 and 1998, respectively. Interest of $261,000 and $158,000 was recognized on average impaired loans of $2,851,000 and $1,612,000 for 1999 and 1998, respectively.

      Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in noninterest expense, net. At December 31, 1999 and 1998, the Company had foreclosed assets held for sale of $0 and $158,000, respectively.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

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

      The following table sets forth information regarding changes in the Company's allowance for loan losses for the periods indicated.

                                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                               1999         1998          1997           1996        1995
                                            ----------- ------------   -----------    ----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses at
   beginning of period....................  $     2,678 $      2,125   $     1,754    $    1,448  $     1,071
                                            ----------- ------------   -----------    ----------  -----------

   Charge-offs:
     Commercial loans.....................            7           69            13            17           93
     Real estate -- construction loans....           --           13            --            --           --
     Real estate -- mortgage loans........           --           --            --            --           --
     Consumer loans.......................           20            4            11            12           13
                                            ----------- ------------   -----------    ----------  -----------
   Total charge-offs......................           27           86            24            29          106
                                            ----------- ------------   -----------    ----------  -----------

   Recoveries:
     Commercial loans.....................            9            5            35            50          360
     Real estate -- construction loans....           --           --            --            --           --
     Real estate -- mortgage loans........           --           --            --            --           --
     Consumer loans.......................            5            6            --            --            3
                                            ----------- ------------   -----------    ----------  -----------
   Total recoveries.......................           14           11            35            50          363
                                            ----------- ------------   -----------    ----------  -----------
   Net charge-offs (recoveries)...........           13           75           (11)          (21)        (257)
                                            ----------- ------------   -----------    ----------  -----------
   Provisions for loan losses.............          227          278           360           285          120
                                            ----------- ------------   -----------    ----------  -----------
   Additions to allowance for loan loss(1)           --          350            --            --           --
                                            ----------- ------------   -----------    ----------  -----------
Balance of allowance for loan losses at end
   of period..............................  $     2,892 $      2,678   $     2,125    $    1,754  $     1,448
                                            =========== ============   ===========    ==========  ===========
Ratio of net charge-offs (recoveries)
   to average loans.......................        0.01%        0.06%        (0.01%)       (0.02%)      (0.35%)
   Average loans outstanding during the     $   159,684 $    127,262   $   113,043    $   91,586  $    74,260
     period...............................

----------------------

(1) Additional allowance for loan loss resulting from acquisition of Lakewood State Bank.

      The following table sets forth the allowance for loan losses by loan category, based upon management's assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.


                                                                        DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                                 1999                  1998                 1997                  1996                 1995
                         --------------------  -------------------- --------------------- -------------------- ---------------------
                                    LOANS IN              LOANS IN              LOANS IN             LOANS IN              LOANS IN
                                    CATEGORY              CATEGORY              CATEGORY             CATEGORY              CATEGORY
                                      AS A                  AS A                  AS A                 AS A                  AS A
                          AMOUNT    PERCENTAGE  AMOUNT    PERCENTAGE  AMOUNT    PERCENTAGE AMOUNT    PERCENTAGE  AMOUNT   PERCENTAGE
                            OF       OF GROSS     OF       OF GROSS     OF       OF GROSS    OF       OF GROSS     OF      OF GROSS
                         ALLOWANCE    LOANS    ALLOWANCE    LOANS    ALLOWANCE    LOANS   ALLOWANCE   LOANS     ALLOWANCE    LOANS
                         ---------  ---------  --------- ---------- ---------  ---------- --------- ----------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Commercial loans.......     $2,412      72.6%     $1,922      71.7%    $1,506       70.9% $   1,293      70.2% $   1,075       67.0%
Real estate --
  construction loans...         73      11.9%        234       8.8%       165        7.7%        39       5.7%        48        6.2%
Real estate --
  mortgage loans.......         87       3.1%         75       2.8%        95        4.5%       157       5.4%       164        9.8%
Consumer loans.........        320      12.4%        447      16.7%       359       16.9%       265      18.7%       161       17.0%
                         ---------  ---------  --------- ---------- ---------  ---------- --------- ---------- ---------  ----------
  Total................     $2,892     100.0%     $2,678     100.0%    $2,125      100.0% $   1,754     100.0% $   1,448      100.0%
                         =========  =========  ========= ========== =========  ========== ========= ========== =========  ==========

INVESTMENT ACTIVITIES

      The Company maintains a securities portfolio comprised primarily of U.S. government securities, municipal securities and other investment securities. The Company manages its investment portfolio to (i) maximize safety and soundness,
(ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank's Asset and Liability Management Committee, which is made up of the Bank's Chairman of the Board and Chief Executive Officer, its President, its Executive Vice President and Chief Operations Officer, its Executive Vice President of Lending, its Executive Vice President of Finance, and its Senior Vice President of Information Systems, oversees the Bank's investment portfolio with the assistance of an outside consultant. The Bank uses a measurement known as dollar duration to analyze its exposure to interest rate risk. Dollar duration measures the percentage loss or gain that the portfolio will sustain with each 100 basis point parallel shift in interest rates. In 1998, the Bank modestly increased the dollar duration of its portfolio as interest rates remained relatively steady through the first three quarters, then decreased slightly in the fourth quarter, and the investments which matured were replaced with new investments with slightly lower yields and longer maturities. In 1999, the Bank increased the dollar duration of its portfolio as interest rates remained relatively steady through the first two quarters, then increased during the last two quarters, and the investments which matured were replaced with new investments with slightly higher yields and longer maturities. As a result, the Bank has a relatively higher exposure to increased interest rates at this time than at year-end 1998. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

      The table below provides the amortized cost and fair value of the Company's investment securities at each of the dates indicated.

                                                                      DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                              1999                       1998                        1997
                                    ------------------------  --------------------------  --------------------------
                                     AMORTIZED                 AMORTIZED                   AMORTIZED
                                       COST      FAIR VALUE       COST       FAIR VALUE       COST       FAIR VALUE
                                    -----------  -----------  ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)

Held to Maturity:
     U.S. government agencies
       and corporations........     $    29,176  $    28,299  $     21,591  $     22,080  $     21,990  $     22,371
     Obligations of states and
       political subdivisions..           3,732        3,834         5,878         6,340         5,939         6,310
                                    -----------  -----------  ------------  ------------  ------------  ------------
                                         32,908       32,133        27,469        28,420        27,929        28,681
                                    -----------  -----------  ------------  ------------  ------------  ------------
Available for Sale:
     U.S. government agencies
       and corporations........          90,071       87,028        54,438        54,704        12,804        12,781
     U.S. Treasury securities..              --           --         3,611         3,659         6,027         6,070
     Obligations of states and
       political subdivisions..          23,195       23,052        18,482        19,231        16,981        17,330
     Commercial Paper..........              --           --            --            --           999           999
                                    -----------  -----------  ------------  ------------  ------------  ------------
                                        113,266      110,080        76,531        77,594        36,811        37,180
                                    -----------  -----------  ------------  ------------  ------------  ------------

     Total.....................     $   146,174  $   142,213  $    104,000  $    106,014  $     64,740  $     65,861
                                    ===========  ===========  ============  ============  ============  ============


      The following table sets forth the securities held by the Company which (other than U.S. government securities) make up more than ten percent of stockholders' equity:


                                             DECEMBER 31, 1999
                                            --------------------
                                            AMORTIZED
                                              COST      FAIR VALUE
                                            ---------   ----------
                                            (DOLLARS IN THOUSANDS)


     None...............................    $       0   $      0
                                            ---------   --------

     TOTAL...............................   $       0   $      0
                                            =========   ========

      The following tables provide the carrying values, maturities and weighted average yields of the Company's securities portfolio at the dates indicated.

HELD-TO-MATURITY SECURITIES

                                                                      DECEMBER 31, 1999 (1)
                                                                  DUE
                                                               AFTER ONE       DUE
                                                   DUE IN        YEAR       AFTER FIVE
                                                     ONE        THROUGH       YEARS
                                                   YEAR OR       FIVE        THROUGH     DUE AFTER
                                                    LESS         YEARS      TEN YEARS    TEN YEARS       TOTAL
                                                  ---------    ---------    ---------    ----------    ----------
                                                                      (Dollars in thousands)

U.S. treasury securities:
     Balance...................................   $      0    $       0    $       0    $       0    $         0
     Weighted average yield....................          0%           0%           0%           0%             0%
U.S. government securities:
     Balance...................................   $      0    $       0    $   3,837    $       0    $     3,837
     Weighted average yield....................          0%           0%        6.35%           0%          6.35%
Agency Pools (2):
     Balance...................................   $  1,572    $   1,769    $   1,347    $  20,651    $    25,339
     Weighted average yield....................       7.50%        7.74%        7.16%        7.36%          7.39%
Municipal securities - nontaxable (3):
     Balance...................................   $      0    $       0    $   1,872    $   1,860    $     3,732
     Weighted average yield....................          0%           0%        5.38%        6.22%          5.80%
Municipal securities - taxable:
     Balance...................................   $      0    $       0    $       0    $       0    $         0
     Weighted average yield....................          0%           0%           0%           0%             0%
Total:
     Balance...................................   $  1,572    $   1,769    $   7,055    $  22,511    $    32,908
     Weighted average yield....................       7.50%        7.74%        6.25%        7.27%          7.09%


------------------------------------

(1) Based on contractual maturities and, therefore, do not reflect principal amortization.

(2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

(3)  Yields have been calculated on a full tax-equivalent basis.

AVAILABLE-FOR-SALE SECURITIES


                                                                        DECEMBER 31, 1999 (1)
                                                               DUE AFTER
                                                   DUE IN         ONE        DUE AFTER
                                                    ONE           YEAR       FIVE YEARS
                                                  YEAR OR       THROUGH       THROUGH       DUE AFTER
                                                    LESS       FIVE YEARS    TEN YEARS      TEN YEARS       TOTAL
                                                 ----------    ----------    ----------     ----------    ----------
                                                                       (Dollars in thousands)

U.S. treasury securities:
     Balance..................................   $        0    $        0    $        0     $        0    $        0
     Weighted average yield...................            0%            0%            0%             0%            0%
U.S. government securities:
     Balance..................................   $    4,589    $   19,438    $   47,672     $        0    $   71,699
     Weighted average yield...................         5.59%         5.97%         6.48%             0%         6.04%
Agency Pools (2):
     Balance..................................   $      470    $    3,575    $      571     $   10,713    $   15,329
     Weighted average yield...................         8.16%         7.51%        24.57%          7.77%         8.27%
Municipal securities - nontaxable (3):
     Balance..................................   $    1,218    $    3,060    $    3,385     $   13,252    $   20,915
     Weighted average yield...................         5.65%         6.05%         5.72%          5.47%         5.56%
Municipal securities - taxable:
     Balance..................................   $        0    $      111    $      508     $    1,518    $    2,137
     Weighted average yield...................            0%         7.00%         6.00%          6.97%         6.78%
Commercial paper:
     Balance..................................   $        0    $        0    $        0     $        0    $        0
     Weighted average yield...................            0%            0%            0%             0%            0%
Total:
     Balance..................................   $    6,278    $   26,184    $   52,136     $   25,482    $  110,080
     Weighted average yield...................         5.80%         6.20%         6.62%          6.52%         6.28%

------------------------------------

(1) Based on contractual maturities and, therefore, do not reflect principal amortization.

(2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.

(3)  Yields have been calculated on a full tax-equivalent basis.

      The Company invests in tax-exempt securities to help control taxable income. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments. The Company modestly increased the size of its tax exempt portfolio in 1998 and 1999 in order to accomplish these goals.


TRUST DEPARTMENT ACTIVITIES

      Although the Bank maintains a trust department for individuals and corporate entities, it currently is engaging in a minimal level of trust activities, consisting primarily of acting as an escrow agent.


SOURCE OF FUNDS

      General. The Bank's primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Although the Bank's deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 1994, the Bank became a member of the Federal Home Loan Bank of Topeka (the "FHLB"). The Bank purchased $373,900 of dividend-bearing stock in the FHLB. In 1998 and 1999 the Bank increased its holdings of FHLB dividend-bearing stock to $988,000 and $1,984,000, respectively. The FHLB provides the Bank with access to a collateralized credit line of approximately $40.1 million, as well as a source to sell excess federal funds.

      On January 14, 1997, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its capital exposure relative to the Available for Sale portfolio. The first $5,000,000 enabled management to reduce its current daily purchase of Federal Funds from approximately $8,000,000 to $3,000,000. With the remaining $5,000,000, the Bank purchased approximately $5,000,000 in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5,000,000 in long-term GMNA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limited the Bank's capital exposure. The loans were structured as follows: $5,000,000 at 6.34%, maturing January 14, 1999; and $5,000,000 at 6.50%, maturing January 14, 2000. The Bank repaid these loans on their maturity dates.

      During 1999 the Bank borrowed up to $38.6 million from the FHLB with rates ranging from 4.90% to 6.50% and maturities ranging from one day to three months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when the Bank's deposits had not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio. During 1999, the Bank repaid $10.0 million of the FHLB loans.

      Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Bank has not sought brokered deposits and does not currently intend to do so in the future. The Bank had no brokered deposits at December 31, 1999.

      The following table presents the average balances outstanding for each major category of deposits and weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                     YEAR ENDED DECEMBER 31,
                                                     1999                      1998                     1997
                                             ---------------------  -------------------------- ----------------------
                                                                      (DOLLARS IN THOUSANDS)

                                                         WEIGHTED                   WEIGHTED                WEIGHTED
                                                         AVERAGE                     AVERAGE                AVERAGE
                                              AVERAGE    INTEREST      AVERAGE      INTEREST    AVERAGE     INTEREST
                                              BALANCE      RATE        BALANCE        RATE      BALANCE       RATE
                                             ---------- ----------  -------------- ----------- ----------  ----------

Interest-bearing demand deposits...........  $  104,361     2.63%   $     83,040      2.83%    $  72,494       2.89%
Certificates of deposit....................      77,729     5.16%         50,982      5.63%       32,195       5.40%
Savings accounts...........................      18,999     2.17%         11,932      2.51%       10,903       2.61%
Noninterest-bearing demand deposits........      80,508      N/A          59,648       N/A        49,438         N/A
                                             ---------- ----------  -------------- ----------- ----------  ----------
         Total.............................  $  281,597     3.56%   $    205,602      3.57%    $ 165,030       3.57%
                                             ========== ==========  ============== =========== ==========  ==========

      The following table shows the amount and maturity of CDs that had balances of more than $100,000 at the dates indicated.

                                                             DECEMBER 31,
                                                          1999          1998
                                                       ----------    -----------
                                                        (DOLLARS IN THOUSANDS)

CDs over $100,000 with remaining maturity
         Less than three months.....................   $   23,219    $    27,211
         Three to six months........................        4,833          3,872
         Over six months to one year................       10,760          2,616
         Over one year..............................        3,164         10,532
                                                       ----------    -----------
                  Total.............................   $   41,976    $    44,231
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


EMPLOYEES

      At December 31, 1999, the Company had approximately 135 full-time equivalent employees. In order to effectuate its "staff to management" philosophy, the Company has placed a high priority on staff development. This development involves extensive training (including customer service training) and selective hiring. New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis is placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that its relationship with its employees as a group is good.


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

      The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") repeals sections 20 and 32 of the Banking Act of 1933, allowing new opportunities to be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be "well managed," "well capitalized" and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Union Bankshares and its Affiliates are also subject to certain state laws that deal with the use and distribution of non-public personal information.


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

      Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1999, the Company's Tier I and Total Capital ratios were 10.00% and 12.68%, respectively.

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

      The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1999, the Company's Tangible Tier I Capital Leverage Ratio was 6.37%.

      Other Issues And Developments Relating To Regulatory Capital. Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1999, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

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


RISK FACTORS RELATING TO THE COMPANY

      Economic Conditions and Impact of Interest Rates. The Company's profitability, like that of most similar financial institutions, depends largely on the Bank's net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest- bearing liabilities, such as deposits and borrowings. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets in response to such movements. The difference between the amount of the total interest-bearing assets and interest-bearing liabilities which reprice within a given time period could have a negative effect on the Bank's net interest income depending on whether such difference was positive or negative and whether interest rates are rising or falling.

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

      Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company's assets are moderately balanced in relation to maturities of liabilities ("asset/liability management"), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads would have a negative effect on the net interest income and profitability of the Company, and we cannot give any assurance that this spread will not decrease. Although economic conditions in the Denver metropolitan area have been generally strong, we cannot give any assurance that such conditions will continue to prevail. Moreover, substantially all of the loans of the Company are to businesses and individuals in the Denver area, and any decline in the economy of this market area could have an adverse impact on the Company. We cannot give any assurance that positive trends or developments discussed in this Annual Report on Form 10-KSB will continue or that negative trends or developments will not have a material adverse effect on the Company. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Allowance for Loan Losses. Inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management's control, and such losses may exceed current estimates. At December 31, 1999 the Company had nonperforming loans of $7,000 and an allowance for loan losses of $2,892,000 or 1.6% of total loans and 41,314.28% of nonperforming loans. We cannot give any assurance that the Company's allowance for loan losses will be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Company. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. An increase in the Bank's provision for loan losses would negatively affect the Company's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Control by Officers and Directors as a Group; Anti-takeover Effect. The Company's officers and directors own beneficially approximately 55.9% of the outstanding shares of Common Stock. This percentage includes the shares of Common Stock held in the Company's 401(k) plan over which certain officers of the Company have voting control as trustees of the 401(k) plan. As a result, they alone may elect by simple majority the Board of Directors. This may impede the efforts of a third party to acquire control of the Company or to change the Board of Directors of the Company.

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


ITEM 2.  PROPERTIES

      The Bank leases space in a six-story office building in Denver, Colorado, with approximately 21,279 rentable square feet. This space houses the Bank's loan and teller facilities, new accounts personnel, safe deposit facilities, the trust department and administrative offices. The Bank also leases a 1,723 square-foot detached facility located one block from the Bank's main offices, which is used for drive-up and walk-in customer services. In addition, the Bank leases 2,220 square feet of space in an adjacent building which is used for storage and an employees' lounge. The lease provides the Bank with parking rights for use by the Bank's customers. The foregoing leases run for a term of ten years from July 2, 1994, renewable at the Bank's option for two additional terms of five years each. Effective June 1, 1996, the Bank leased 2,347 additional square feet in the six-story office building, renewable on an annual basis. The space is occupied by the Bank's Real Estate/Construction Loan Department. Effective July 1, 1997, this lease agreement was amended to be concurrent with the same terms of the Bank's original lease agreement dated July 2, 1994. The Bank leases all of the above space at an average of approximately $11.75 per square foot.

      The Company expanded its operations in July, 1994 through the opening of a full-service branch in the Lakeside area of metropolitan Denver. The branch occupies a two-story office building with approximately 8,325 square feet. The building houses the branch's operations, the Bank's customer service operations and the Bank's data processing operations. The original lease expires on July 31, 2004 and is renewable for two additional terms of five years each. Due to the consolidation of customer service operations, on August 15, 1996, the Bank leased 1,474 additional square feet on the second floor. The addendum to the original lease expires August 14, 2001 and is renewable at the Bank's option for three additional years. As a result of growth of data processing, effective December 1, 1997, the Bank leased an additional 1,320 square feet on the second floor in order to expand the Bank's data processing department. The Bank leases this space at approximately $13.82 per square foot, renewable on an annual basis. The Bank leases this building at approximately $13.56 per square foot, with rental subject to annual per square foot escalation.

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

      In connection with the establishment of a fourth branch, which opened May 11, 1998, the Company is leasing a single-story building with 5,157 square feet in the Littleton area of metropolitan Denver. The branch occupies approximately 3,449 square feet; the Bank subleases the remaining 1,708 square feet in the building, at approximately $9.00 per square foot with rental subject to annual per square foot escalation. The lease expires December 31, 2001 and is renewable for 2 additional years. The lease runs for a term of ten years from February 4, 1998, renewable for two additional terms of five years. The Bank leases this building at approximately $9.00 per square foot, with rental subject to bi-annual per square foot escalation.

      On October 19, 1998, the Company opened its fifth branch in the Golden area of metropolitan Denver. The Bank leased space in a multi-tenant single story building with approximately 1,705 square feet. The lease runs through July 31, 2001, renewable at the Bank's option for two additional terms of 8 years each. The Bank leases the building space at approximately $18.75 per square foot.

      On December 17, 1998, the Company acquired Lakewood State Bank, located in the Lakewood area of metropolitan Denver. The site, which was owned by Lakewood State Bank and is now owned by the Company, contains a three-story building constructed in 1972 with a total net rentable area of approximately 20,079 square feet and includes eight drive-through lanes at the rear of the building. The building and drive-throughs are situated on a parcel containing a total of approximately 1.425 acres of land. The Bank occupies approximately 15,000 square feet and subleases approximately 90% of the remaining space to eight (8) small tenants. Parking is provided by an asphalt paved parking lot which contains 89 spaces.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock


                                   1999                     1998
                           ---------------------    ---------------------
                             High         Low         High         Low
                           ---------   ---------    --------    ---------
     First Quarter         $  12.00    $  10.50     $  14.38    $   11.75
     Second Quarter        $  15.00    $  10.50     $  16.00    $   14.19
     Third Quarter         $  18.85    $  12.75     $  15.63    $   10.50
     Fourth Quarter        $  17.68    $  13.13     $  14.00    $   10.50


                                              2000
                                     -----------------------
                                       High           Low
                                     ---------      --------
First Quarter (to March 27, 2000)     $13.50         $9.00

      Union Bankshares' Common Stock has been traded on the NASDAQ National Market System ("NASDAQ-NMS") stock market since March 1993 under the symbol "UBSC". The above prices represent closing sale prices on the NASDAQ-NMS. As of March 27, 2000, there were 98 shareholders of record and approximately 440 beneficial shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      As previously announced, on March 17, 2000, the Company and Gold Banc mutually agreed to terminate their agreement dated August 9, 1999, providing for the acquisition of Union Bankshares, Ltd. by Gold Banc. The agreement provided for the acquisition of all the Common Stock of the Company for a purchase price of $23.05 per share, to be paid in shares of Gold Banc common stock and the assumption of all outstanding options. The exchange ratio was to be determined by dividing $23.05 by the average price of Gold Banc common stock during the 10-day trading period ending three days prior to closing, unless the average price is less than $13 or greater than $16, in which case the average price would have been fixed at $13 or $16, respectively. On August 9, 1999, the closing price on the NASDAQ Stock Market for Gold Banc Common Stock was $11.50. At the close of trading on March 16, 2000, the Gold Banc share price was $6 1/8. As such, the value of the transaction to the Company's stockholders was substantially diminished.

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

      The Company has opened five branches since July 1994 and acquired Lakewood State Bank in December 1998. As expected, the branches have all experienced greater expenses than income during the early stages of operations. As the deposit and loan balances have grown, however, the monthly net losses have become smaller. During the last quarter of 1997 and all of 1998 and 1999, each of the first three branches opened had an excess of income over direct costs. Management expects the Littleton and Golden branches opened in 1998 to follow a similar pattern.


NET INTEREST INCOME

      For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 1999, 1998 and 1997, average interest-earning assets were $307.6 million, $218.4 million, and $181.5 million, respectively. During these same periods, net interest margin, computed on a full tax equivalent basis, was 4.99%, 5.60% and 6.25%, respectively. The decline from fiscal year 1997 to fiscal year 1999 is primarily the result of increased competition for both loans and deposits and the percentage of interest-earning assets held in the securities portfolio. Net interest margin is expected to improve in the year ending December 31, 2000. See "Results of Operations."

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

                                                                     YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------------------
                                            1999                               1998                             1997
                              -------------------------------   --------------------------------   -------------------------------
                                          INTEREST   AVERAGE                 INTEREST   AVERAGE                INTEREST   AVERAGE
                               AVERAGE    EARNED OR  YIELD OR    AVERAGE    EARNED OR  YIELD OR     AVERAGE    EARNED OR  YIELD OR
                              BALANCE (1)   PAID       COST     BALANCE (1)    PAID      COST      BALANCE (1)   PAID       COST
                              ----------  ---------  --------   ----------  ---------- ---------   ---------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)

ASSETS
Loans:
  Commercial Loans..........  $  115,507  $  10,923    9.46%    $  90,585    $   8,878     9.80%   $ 79,626    $  8,041     10.10%
  Real estate mortgage......       3,753        354    9.43%        5,446          508     9.33%      4,892         465      9.51%
  Real estate construction..      17,482      1,993    1.40%       11,559        1,371    11.86%      8,251       1,050     12.73%
  Consumer loans............      22,942      2,078    9.06%       19,672        1,828     9.29%     20,274       1,892      9.33%
                              ----------  ---------    -----     --------    ---------    ------   --------    --------     ------
   Total loans..............     159,684     15,348    9.61%      127,262       12,585     9.89%    113,043      11,448     10.13%
Allowance for loan loss.....      (2,727)                          (2,250)                           (1,934)
Securities:
  U.S. Government...........     115,828      7,223    6.24%       52,160        3,121     5.98%     41,479       2,887      6.96%
  Municipal -- nontaxable...      22,491      1,720    7.65%       21,418        1,879     8.77%     17,250       1,479      8.58%
  Municipal -- taxable......       1,947        130    6.68%        2,547          173     6.79%     5,561          416      7.48%
                              ----------  ---------    ----      --------    ---------    ------   --------    --------     ------
   Total securities.........     140,266      9,073    6.48%       76,125        5,173     6.80%     64,290       4,782      7.44%
Interest-bearing deposits
   in other banks...........          --         --    0.00%           --           --     0.00%         --          --      0.00%
Federal funds sold..........       7,695        378    4.92%       15,012          796     5.30%      4,134         226      5.47%
                              ----------  ---------    ----      --------    ---------    ------   --------    --------     ------
   Total interest-earning
     assets.................     307,645     24,799    8.06%      218,399       18,554     8.50%    181,467      16,456      9.07%
                                          ---------                          ---------                         --------
Noninterest-earning assets:
  Excess of investment in
    subsidiary over net
    assets acquired.........       6,838                            2,770                             2,841
  Other assets..............      26,675                           19,921                            15,138
                              ----------                         --------                          --------
   Total noninterest-
     earning assets.........      33,513                           22,691                            17,979
                              ----------                         --------                          --------
   Total assets.............  $  338,431                       $  238,840                          $197,512
                              ==========                       ==========                          ========


                                           1999                                1998                               1997
                             --------------------------------   ----------------------------------   -------------------------------
                              AVERAGE    INTEREST    AVERAGE     AVERAGE     INTEREST     AVERAGE     AVERAGE    INTEREST   AVERAGE
                             BALANCE (1) EARNED OR   YIELD OR   BALANCE (1) EARNED OR    YIELD OR    BALANCE (1) EARNED OR  YIELD OR
                                           PAID        COST                    PAID        COST                    PAID       COST
                             ----------  ---------   --------   ----------  ----------   ---------   ---------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)

LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities:
  Interest-bearing demand
    accounts................. $ 104,361  $   2,744     2.63%    $   83,040   $   2,350      2.83%   $  72,494   $  2,096      2.89%
  Certificates of deposit....    77,729      4,008     5.16%        50,982       2,869      5.63%      32,195      1,740      5.40%
  Savings accounts...........    18,999        413     2.17%        11,932         300      2.51%      10,903        285      2.61%
                              ---------  ---------   -------    -----------  ---------    ------    ---------   --------    -------
   Total interest-bearing
     accounts................   201,089      7,165     3.56%       145,954       5,519      3.78%     115,592      4,121      3.57%
  Notes payable..............    31,346      2,120     6.76%        11,469         799      6.97%      12,825        887      6.92%
  Federal funds purchased....     3,127        166     5.31%            32           2      6.25%       1,943        110      5.66%
                              ---------  ---------   -------    ----------   ---------    ------    ---------   --------    -------
   Total interest-bearing
     liabilities.............   235,562      9,451     4.01%       157,455       6,320      4.01%     130,360      5,118      3.93%
Noninterest-bearing demand
     accounts................    80,508                             59,648                             49,438
                              ---------                         ----------                          ---------
   Total deposits and
     interest-bearing
     liabilities.............   316,070                            217,103                            179,798
Other noninterest-bearing
   liabilities...............     2,240                              2,532                                865
                              ---------                         ----------                          ---------
   Total liabilities.........   318,310                            219,635                            180,663
Stockholders' equity.........    20,121                             19,205                             16,849
                              ---------                         ----------                          ---------
   Total liabilities and
     stockholders' equity.... $ 338,431                         $  238,840                          $ 197,512
                              =========                         ==========                          =========
Net interest income..........            $  15,348                           $  12,234                          $ 11,328
                                         =========                           =========                          ========
Net interest spread..........                          4.05%                                4.49%                             5.14%
                                                     =======                              ======                            =======
Net interest margin..........                          4.99%                                5.60%                             6.25%
                                                     =======                              ======                            =======
Ratio of average interest-
  earning assets to average
  total deposits and
  interest-bearing
  liabilities................                        130.60%                              138.71%                           139.20%
                                                     ======                               ======                            =======
Return on average assets.....                          0.43%                                0.69%                              1.08%
                                                     ======                               ======                            =======
Return on average equity.....                          7.30%                                8.52%                             12.68%
                                                     ======                               ======                            ========
Dividend payout ratio........                          0.00%                                0.00%                              0.00%
                                                     ======                               ======                            =======
Ratio of average equity to
  average assets.............                          5.95%                                8.04%                             8.53%
                                                     ======                               ======                            =======

(1) Average balances are based on daily averages and include nonaccrual loans. Loan fees are included in interest income as follows: 1999 -- $924,000; 1998 -- $560,000; 1997 -- $602,000.

      The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate on a full tax equivalent basis. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the change due to volume and the change due to interest rate.

                                                  YEAR ENDED DECEMBER 31, 1999                YEAR ENDED DECEMBER 31, 1998
                                                               VS.                                         VS.
                                                  YEAR ENDED DECEMBER 31, 1998                YEAR ENDED DECEMBER 31, 1997
                                                      INCREASE (DECREASE)                          INCREASE (DECREASE)
                                                     IN NET INTEREST INCOME                      IN NET INTEREST INCOME
                                                     DUE TO CHANGES IN (1)                        DUE TO CHANGES IN (1)
                                            ----------------------------------------     ---------------------------------------
                                             VOLUME         RATE           TOTAL          VOLUME        RATE           TOTAL
                                            ---------     ---------     ------------     --------     ---------    -------------
                                                                           (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS
Loans:
  Commercial Loans.....................     $   2,443     $    (398)    $      2,045     $  1,107         $(270)   $         837
  Real estate -- mortgage..............          (158)            4             (154)          53           (10)              43
  Real estate -- construction..........           703           (81)             622          421          (100)             321
  Consumer loans.......................           304           (54)             250          (56)           (8)             (64)
                                            ---------     ---------     ------------     --------     ---------    -------------
    Total loans........................         3,292          (529)           2,763        1,525          (388)           1,137
Securities:
  U.S. government securities...........         3,807           295            4,102          743          (509)             234
  Municipal -- nontaxable(1)...........            94          (253)            (159)         357            43              400
  Municipal -- taxable.................           (41)           (2)             (43)        (225)          (18)            (243)
                                            ---------     ---------     ------------     --------     ---------    -------------
    Total securities...................         3,860            40            3,900          875          (484)             391

Interest-bearing deposits at other banks           --            --               --           --            --               --
Federal funds sold.....................          (389)          (29)            (418)         595           (25)             570
                                            ---------     ---------     ------------     --------     ---------    -------------
    Total interest-earning assets......         6,763          (518)           6,245        2,995          (897)           2,098
                                            ---------     ---------     ------------     --------     ---------    -------------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits.....           603          (209)             394          305           (51)             254
  Certificates of deposit..............         1,505          (366)           1,139        1,015           114            1,129
                                                -----
  Savings deposits.....................           178           (65)             113           27           (12)              15

                                            ---------     ---------     ------------     --------     ---------    -------------
    Total interest-bearing accounts....         2,286          (640)           1,646        1,347            51            1,398

Notes payable..........................         1,385           (64)           1,321          (94)            6              (88)
Federal funds purchased................           193           (29)             164         (108)           --             (108)
                                            ---------     ---------     ------------     --------     ---------    -------------
    Total interest-bearing liabilities.         3,864          (733)           3,131        1,145            57            1,202
                                            ---------     ---------     ------------     --------     ---------    -------------
    Total increase (decrease) in net
interest income...........                  $   2,899     $     215     $      3,114     $  1,850         $(954)   $         896
                                            =========     =========     ============     ========     =========    =============

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

      The securities designated as available for sale generally are more liquid and have a shorter term than those designated as held to maturity. In connection with the preparation of its Consolidated Financial Statements, the Company has designated securities with a carrying value of $110,080,000 as available for sale. These securities are to be available for sale to assist management in providing an adequate asset/liability and liquidity management program for the Bank. Securities designated as held to maturity typically have less liquidity and also have less call protection than those held for sale.

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

      The Bank anticipates that the Federal Reserve Board will not encourage any substantial change in interest rates in 2000. As of December 31, 1999, the dollar duration of the investment portfolio was 4.50 compared to 3.50 at December 31, 1998. The increase in dollar duration for 1999 reflects Management's replacement of investments which matured with investments that had slightly lower yields and longer maturities, which lower yields and long maturities were due to stable interest rates in the first two quarters of 1999 when the majority of the new bond purchases occurred, and slightly higher rates in the last two quarters of 1999. The decision resulted in increasing the dollar duration of the portfolio, and decreasing the gross yield on the portfolio from 6.80% to 6.46%. The Company's merger agreement with Gold Banc restricted its ability to engage in additional transactions which would have had the result of limiting the increase in dollar duration. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

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

      The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. The amounts in the table are derived from internal data from the Company. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this Form 10-KSB that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

                                                                           DECEMBER 31, 1999
                                                                    ESTIMATED MATURITY OR REPRICING
                                                  -------------------------------------------------------------------
                                                   LESS THAN       THREE
                                                     THREE       MONTHS TO     ONE YEAR TO   OVER FIVE
                                                     MONTHS       ONE YEAR     FIVE YEARS      YEARS         TOTAL
                                                  ------------  ------------  ------------  -----------   -----------
Interest-earnings assets:
   Fixed rate loans............................   $      7,365  $     10,609  $     21,034  $        --   $    39,008
   Floating rate loans.........................        113,998         2,749        28,870           --       145,617
   Investment securities.......................          5,607         4,135       113,612       19,634       142,988
   FHLB stock..................................          1,984            --            --           --         1,984
   Federal funds sold..........................             --            --            --           --            --
                                                  ------------  ------------  ------------  -----------   -----------
      Total interest-earning assets............        128,954        17,493       163,516       19,634       329,597
                                                  ------------  ------------  ------------  -----------   -----------

Interest-bearing liabilities:
   Interest-bearing demand deposits............         27,348            --            --           --        27,348
   Money market deposits.......................         78,403            --            --           --        78,403
   Certificates of deposits under $100,000.....          8,733        22,957         2,865           --        34,555
   Certificates of deposits over $100,000......         23,219        15,593         3,163           --        41,975
   Savings deposits............................         19,382            --            --           --        19,382
   Notes payable...............................         25,000         3,600            --       10,304        38,904
   Federal funds purchased.....................          8,500            --            --           --         8,500
                                                  ------------  ------------  ------------  -----------   -----------
      Total interest-bearing liabilities.......        190,585        42,150         6,028       10,304       249,067
                                                  ------------  ------------  ------------  -----------   -----------

Interest rate gap..............................       $(61,631)     $(24,657) $    157,488  $     9,330
                                                  ============  ============  ============  ===========
Cumulative interest rate gap...................       $(61,631)     $(86,288) $     71,200  $    80,530   $    80,530
                                                  ============  ============  ============  ===========   ===========
Cumulative interest rate gap to
   total assets................................       (17.19)%      (24.06)%        19,86%       22.46%
                                                  ============  ============  ============  ===========
Total consolidated assets......................   $    358,586
                                                  ============

      The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Management estimates that approximately $16 million of loans maturing during the year ending December 31, 2000 will actually be paid off in cash during that period.


                                             DECEMBER 31, 1999
                                     -----------------------------------------
                                     LESS THAN ONE YEAR TO  OVER FIVE
                                     ONE YEAR  FIVE YEARS    YEARS      TOTAL
                                     --------  --------     -------   --------
Commercial Loans.................... $ 47,345  $ 53,152     $33,481   $133,978
Real estate -- construction loans...   16,698     4,330         984     22,012
Real estate -- mortgage loans.......      100     1,238       4,442      5,780
Consumer loans......................    7,194    12,425       3,236     22,855
                                     --------  --------     -------   --------
      Total......................... $ 71,337  $ 71,145     $42,143   $184,625
                                     ========  ========     =======   ========

Fixed rate loans....................           $ 26,841     $ 6,542
Floating rate loans.................             44,304      35,601
                                               --------     -------
      Total.........................           $ 71,145     $42,143
                                               ========     =======


RESULTS OF OPERATIONS

Years ended December 31, 1999 and 1998

      Overview. Net income decreased $169,000 for 1999 to $1,468,000 from $1,637,000. This decrease was primarily as a result of a $3,167,000 increase in net interest income, a $51,000 decrease in provision for loan loss and a $659,000 increase in noninterest income, offset by a $4,047,000 increase in noninterest expense. Return on average assets and return on average equity were
 .44% and 7.30%, respectively, for 1999 compared to .69% and 8.52%, respectively, for 1998.

      Interest Income. Interest income increased $6,298,000 to $24,215,000 for 1999 from $17,917,000 for 1998. Interest income from loans increased $2,763,000, interest income on securities increased $3,953,000 in 1999 and interest income on federal funds sold decreased $418,000 in 1999. The increase in interest income on loans was primarily a result of an increase in commercial and real estate construction loans made by the Bank. The net increase in interest income on securities and federal funds sold was primarily a result of the investment by the Bank of excess customer deposits.

      Interest Expense. Interest expense increased $3,131,000 to $9,451,000 for 1999 from $6,320,000 in 1998. Interest expense on interest-bearing deposits increased $1,646,000, interest expense on federal funds purchased increased $164,000, and interest expense on the notes payable increased $1,321,000 in 1999. The increase in interest expense on interest-bearing deposits was primarily due to greater deposit volume in 1999. The rates paid on interest-bearing deposits were relatively unchanged between 1998 and 1999. The increase in interest expense on the notes payable was due to the increase in borrowings from the FHLB.

      Net Interest Income. Net interest income increased $3,167,000 to $14,764,000 for 1999 from $11,597,000 for 1998. During 1999 average loans outstanding increased $32,422,000, average securities owned increased $64,141,000, average Federal Funds sold decreased $7,317,000 and the net interest spread decreased from 4.49% for 1998 to 4.05% for 1999. The increase in net interest income resulted primarily from the increase in the volume of interest earning assets, offset by the increase in the volume of interest bearing deposits.

      Noninterest Income. Noninterest income increased $659,000 to $1,621,000 for 1999 from $962,000 for 1998. This increase was primarily due to a $250,000 increase in service charge income, a $223,000 increase in gain on sale of securities available for sale, and a $186,000 increase in other noninterest income.

      Noninterest Expense. Noninterest expense increased $4,047,000 to $14,314,000 for 1999 from $10,267,000 for 1998. This increase is a result of the following factors: (i) salary/benefit expense increased $1,939,000 primarily due to increased staffing (at the Bank and the six branches) and yearly salary increases; (ii) occupancy and equipment expense increased $695,000 primarily due to the opening of two new branches and the acquisition of Lakewood State Bank, and Year 2000 equipment expenses; (iii) amortization of investment in subsidiary over net assets acquired increased $307,000 due to the acquisition of Lakewood State Bank; and (iv) other operating expenses increased $781,000 primarily as a result of higher costs associated with the opening of two new branches and acquiring Lakewood State Bank; and (v) $325,000 of costs relating to the merger agreement with Gold Banc.


PROVISION FOR LOAN LOSSES

      The Company's provisions for loan losses in the years ended December 31, 1999, 1998 and 1997 were $227,000, $278,000, and $360,000, respectively. See
"Item 1 - Business - Analysis of Allowance for Loan Losses."


INCOME TAXES

      The Company's income tax expense for the years ended December 31, 1999, 1998 and 1997 was $376,000, $377,000, and $851,000, respectively. The Company's effective tax rate typically differs from the expected 34% enacted tax rate due to interest income received on tax-exempt securities, which is partially offset by the amortization of excess of investment in subsidiary over net assets acquired.


LIQUIDITY AND SOURCES OF FUNDS

      The Company's primary sources of funds are customer deposits, sales and maturities of investment securities and loan repayments. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. During the year ended December 31, 1999, deposits increased to $290,055,000 from $271,650,000 and $190,076,000 at December 31,
1998 and 1997, respectively. None of the deposits at December 31, 1999, 1998 or 1997 were brokered deposits. Management believes that the increases in deposits in 1998 and 1999 were the result of (i) the successful opening of the Bank's two new branches in 1998 and the resulting increase in new customers at each branch and the acquisition of Lakewood State Bank in December of 1998; (ii) referrals from existing customers; (iii) continued success of the Bank's Officer Call Program; and (iv) recent bank acquisition activity in Colorado which has improved the Bank's opportunities to attract new business from customers in its small and medium-sized business focus area. See "Item 1 - Business - Operating Strategy" and "- Growth Strategy." At December 31, 1999, net loans were $181,733,000 compared to $144,517,000 and $120,659,000 at December 31, 1998 and
1997, respectively.

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


CAPITAL RESOURCES

      The Company's total stockholders' equity decreased to $19,383,000 at December 31, 1999 from $20,344,000 at December 31, 1998. This decrease is a result of an increase in retained earnings of $1,504,000 relating to 1999 net income and income tax benefit from employee stock option exercises, an increase in common stock surplus of $30,000 relating to issuance of stock to the outside Directors in lieu of their annual retainer and

$153,000 relating to the exercise of stock options, a $233,000 increase related to the cumulative effect of an accounting change for transfer of securities from held-to-maturity to available for sale, and a decrease in unrealized gains on investment securities available for sale of $2,881,000. At December 31, 1999, stockholders' equity was 5.4% of total assets, compared to 6.5% of total assets at December 31, 1998. Management presently intends to retain earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

      Federal Reserve Board and FDIC guidelines call for a 4% Tier I capital to risk-weighted assets ratio, 8% total capital to risk-weighted assets ratio, and a 4% leverage ratio. See "Item 1 - Business - Government Regulation - The Company - Capital Adequacy" and "- The Bank - Capital Adequacy." The Company and the Bank currently exceed the applicable regulatory capital requirements. The Company contributed $7.0 million of the net proceeds of the offering of the 9% Cumulative Trust Preferred Securities to the Bank to enhance its regulatory capital levels to support continued asset growth. The following table sets forth the Company's and the Bank's capital ratios at December 31, 1999.


                                                            DECEMBER 31, 1999
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
Company
   Tier I Capital.......................................    $    22,339
   Total Capital........................................         28,393
   Risk-Weighted Assets.................................        223,944
   Tier I Capital to Risk-Weighted Assets...............          9.98%
   Total Capital to Risk-Weighted Assets................         12.68%
   Leverage Ratio.......................................          6.37%

Bank
   Tier I Capital.......................................    $    19,554
   Total Capital........................................         22,309
   Risk-Weighted Assets.................................        220,280
   Tier I Capital to Risk-Weighted Assets...............          8.88%
   Total Capital to Risk-Weighted Assets................         10.12%
   Leverage Ratio.......................................          5.65%

      Bank management is anticipating 2000 capital expenditures of approximately $780,000 in connection with updating its internal operating systems. The Bank intends to use part of its anticipated income in 2000 to finance these expenditures.

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

      The Company adopted and implemented a Year 2000 Project Management Plan in recognition of the potential problems presented by the Year 2000. The Company's total Year 2000 project costs were approximately $500,000. These costs were expensed as incurred. The Company experienced no major problems or interruptions to date associated with Year 2000 issues. The Company cannot guarantee that there will not be other unforeseen Year 2000 problems that may manifest themselves in the future.


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

      Information included in this document includes "forward-looking statements," which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements in "risk factors" and other statements and disclaimers in this Annual Report on From 10-KSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward- looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.


ITEM 7.  FINANCIAL STATEMENTS

      See Index to Financial Statements appearing in Item 13 on Page 46.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this item is incorporated by reference to the information set forth under the similarly titled captions contained in the definitive Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2000.


ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements
                                                                PAGE REFERENCE

      Reports of Independent Accountants
      Consolidated Balance Sheets at December 31, 1999 and 1998
      Consolidated Statements of Income for the Years Ended
         December 31, 1999, 1998 and 1997
      Consolidated Statements of Comprehensive Income for the
         Years Ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Changes in Stockholders' Equity for the
         Years Ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements

      Exhibits

         See Exhibit Index on Page E-1 of this Form 10-KSB.

(b)   Reports on Form 8-K

         Form 8-K filed on March 17, 2000. Items 5 and 7 reported.

                             UNION BANKSHARES, LTD.

      Independent Accountants' Report and Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                             UNION BANKSHARES, LTD.


                        DECEMBER 31, 1999, 1998 AND 1997


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

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Union Bankshares, Ltd.
Denver, Colorado

    We have audited the accompanying consolidated balance sheets of UNION BANKSHARES, LTD. as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNION BANKSHARES, LTD. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

    As described in Note 2, in 1999 the Company changed its method of accounting for certain financial instruments to adopt Financial Accounting Standards Board Statement No. 133.



                                         BAIRD KURTZ & DOBSON



Colorado Springs, Colorado
February 25, 2000
Except for Note 21 as to which the date is March 17, 2000

                             UNION BANKSHARES, LTD.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                     ASSETS
                                     ------

                                                       1999             1998
                                                       ----             ----
Cash and due from banks                            $ 15,493,000     $ 18,914,000
Federal funds sold                                           --       26,505,000
                                                   ------------     ------------
     Total Cash and Cash Equivalents                 15,493,000       45,419,000

Held-to-maturity securities                          32,908,000       27,469,000

Available-for-sale securities                       110,080,000       77,594,000

Other investments                                     1,984,000          988,000

Loans, net                                          181,733,000      144,517,000

Mortgage loans held for sale                                 --        4,285,000

Excess of cost over fair value of net
 assets acquired, net of amortization                 6,630,000        7,169,000

Premises and equipment                                3,309,000        3,276,000

Accrued interest receivable                           2,586,000        1,542,000

Other assets                                          3,863,000        2,318,000
                                                   ------------     ------------



TOTAL ASSETS                                       $358,586,000     $314,577,000
                                                   ============     ============


See Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                      1999              1998
                                                                      ----              ----
LIABILITIES
 Deposits:
   Demand                                                        $  88,392,000      $ 78,017,000
   NOW                                                              27,348,000        25,852,000
   Money Market                                                     78,403,000        65,452,000
   Savings                                                          19,382,000        19,221,000
   Time                                                             76,530,000        83,108,000
                                                                 -------------      ------------
      Total Deposits                                               290,055,000       271,650,000

 Notes payable                                                      28,600,000        10,000,000
Guaranteed Preferred Beneficial Interests
 In Company's Debentures                                            10,304,000        10,304,000
Federal funds purchased                                              8,500,000                --
Accrued interest payable                                               382,000           471,000
Other liabilities                                                    1,362,000         1,808,000
                                                                 -------------      ------------
      Total Liabilities                                            339,203,000       294,233,000
                                                                 -------------      ------------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
 1,355,790 shares; issued and outstanding -0- shares                        --                --
Common stock, $.001 par value; authorized
 10,000,000 shares; issued and outstanding
 1999 - 2,373,914 shares; 1998 - 2,342,014 shares                        2,000             2,000
Additional paid-in capital                                           9,822,000         9,639,000
Retained earnings                                                   11,564,000        10,060,000
Accumulated other comprehensive income:
 Unrealized appreciation on available-for-sale securities,
 net of applicable income taxes of $(1,183,000) and $365,000        (2,005,000)          643,000
                                                                 -------------      ------------
 in 1999 and 1998
        Total Stockholders' Equity                                  19,383,000        20,344,000
                                                                 -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 358,586,000      $314,577,000
                                                                 =============      ============

                                       UNION BANKSHARES, LTD.

                                  CONSOLIDATED STATEMENTS OF INCOME

                             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                           1999            1998            1997
                                                           ----            ----            ----
INTEREST INCOME
 Interest and fees on loans                             $15,348,000     $12,585,000     $11,448,000
 Interest on investment securities:
   U.S. government agencies and corporations              7,223,000       3,121,000       2,887,000
   State and other political subdivisions                 1,266,000       1,415,000       1,399,000
   Interest on federal funds sold and
    interest-bearing deposits in other banks                378,000         796,000         226,000
                                                        -----------     -----------     -----------
       Total interest income                             24,215,000      17,917,000      15,960,000
                                                        -----------     -----------     -----------

INTEREST EXPENSE
 Deposits                                                 7,165,000       5,519,000       4,121,000
 Federal funds purchased                                    166,000           2,000         110,000
 Notes payable                                            2,120,000         799,000         887,000
                                                        -----------     -----------     -----------
       Total interest expense                             9,451,000       6,320,000       5,118,000
                                                        -----------     -----------     -----------

NET INTEREST INCOME                                      14,764,000      11,597,000      10,842,000

PROVISION FOR LOAN LOSSES                                   227,000         278,000         360,000
                                                        -----------     -----------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                               14,537,000      11,319,000      10,482,000
                                                        -----------     -----------     -----------

NONINTEREST INCOME
 Service charges                                            655,000         405,000         371,000
 Gain on sale of available-for-sale securities, net         266,000          43,000         101,000
 Other                                                      700,000         514,000         486,000
                                                        -----------     -----------     -----------
       Total noninterest income                           1,621,000         962,000         958,000
                                                        -----------     -----------     -----------


See Notes to Consolidated Financial Statements

                                     UNION BANKSHARES, LTD.

                         CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                  1999            1998           1997
                                                  ----            ----           ----
NONINTEREST EXPENSE
 Salaries and employee benefits                  7,250,000       5,311,000      4,477,000

 Amortization of excess of cost over
  fair value of net assets acquired                539,000         232,000        226,000
 Occupancy and equipment                         2,232,000       1,537,000      1,232,000
 Other operating expenses                        4,293,000       3,187,000      2,518,000
                                               -----------     -----------     ----------
       Total noninterest expense                14,314,000      10,267,000      8,453,000
                                               -----------     -----------     ----------


INCOME BEFORE INCOME TAXES                       1,844,000       2,014,000      2,987,000

INCOME TAXES                                       376,000         377,000        851,000
                                               -----------     -----------     ----------

NET INCOME                                     $ 1,468,000     $ 1,637,000     $2,136,000
                                               ===========     ===========     ==========

EARNINGS PER SHARE
 BASIC
  Net income                                   $       .62     $       .70     $      .92
  Weighted average number of common
   shares outstanding                            2,352,540       2,339,119      2,317,056


  Net income                                   $       .55     $       .62     $      .84
  Weighted average number of common
   shares outstanding                            2,649,473       2,622,753      2,534,904


See Notes to Consolidated Financial Statements

                                        UNION BANKSHARES, LTD.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                          1999             1998             1997
                                                          ----             ----             ----
NET INCOME                                             $ 1,468,000      $ 1,637,000      $ 2,136,000

OTHER COMPREHENSIVE (LOSS) INCOME
  Unrealized appreciation (depreciation) on
   available-for-sale securities, net of income
   taxes ($1,564,000), $195,000, and $-0-,
   for December 31, 1999, 1998,
   and 1997, respectively                               (2,714,000)         416,000               --

LESS: reclassification adjustment for realized
 (gain) losses included in net income, net of
 income taxes of $99,000, $15,000, and 38,000,
 for December 31, 1999, 1998, and 1997,
 respectively                                             (167,000)         (26,000)         (63,000)

  Unrealized appreciation on investment securities
   transferred from available-for-sale to held-to-
   maturity including amortization                              --               --          (32,000)
                                                       -----------      -----------      -----------

COMPREHENSIVE (LOSS) INCOME
 BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                        $(1,413,000)     $ 2,027,000      $ 2,041,000

  Cumulative effect of accounting change for
   transfer of securities from held-to-maturity to
   available-for-sale, net of income taxes of
   $115,000                                                233,000               --               --
                                                       -----------      -----------      -----------

COMPREHENSIVE (LOSS) INCOME                            $(1,180,000)     $ 2,027,000      $ 2,041,000
                                                       ===========      ===========      ===========


See Notes to Consolidated Financial Statements

                                            UNION BANKSHARES, LTD.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       Accumulated Other
                                                                                        Comprehensive
                                                                                          Income
                                                                                         Unrealized
                                                                                        Appreciation
                                                                                       (Depreciation)
                                                                                            on
                                                                          Additional     Available-
                                                                           Paid-in        for-Sale        Retained
                                                  Shares       Amount      Capital       Securities       Earnings         Total
                                                 ---------     ------     ----------    ------------     -----------    -----------
BALANCE, DECEMBER 31, 1996                       2,299,964     $2,000     $9,434,000     $ 348,000      $ 6,248,000     $16,032,000
 Shares issued for stock option plan                32,050         --        149,000            --               --         149,000
  Net change in unrealized appreciation
   of available-for-sale securities,
   net of income taxes of $33,000                       --         --             --       (63,000)              --         (63,000)
  Net change in unrealized appreciation on
   investment securities transferred from
   available-for-sale to held-to-maturity
   including amortization                               --         --             --       (32,000)              --         (32,000)
  Net income                                            --         --             --            --        2,136,000       2,136,000
                                                 ---------     ------     ----------     ---------      -----------     -----------

BALANCE, DECEMBER 31, 1997                       2,332,014      2,000      9,583,000       253,000        8,384,000      18,222,000
  Shares issued for stock option plan               10,000         --         56,000            --               --          56,000
  Net change in unrealized appreciation
    of available-for-sale securities,
    net of income taxes of $249,000                     --         --             --       390,000               --         390,000
  Increase in retained earnings due to
    stock option plans                                  --         --             --            --           39,000          39,000
  Net income                                            --         --             --            --        1,637,000       1,637,000
                                                 ---------     ------     ----------     ---------      -----------     -----------

BALANCE, DECEMBER 31, 1998                       2,342,014     $2,000     $9,639,000     $ 643,000      $10,060,000     $20,344,000
                                                 =========     ======     ==========     =========      ===========     ===========


See Notes to Consolidated Financial Statements

                                            UNION BANKSHARES, LTD.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (CONTINUED)

                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       Accumulated Other
                                                                                        Comprehensive
                                                                                          Income
                                                                                         Unrealized
                                                                                        Appreciation
                                                                                       (Depreciation)
                                                                                            on
                                                                          Additional     Available-
                                                                           Paid-in        for-Sale        Retained
                                                  Shares       Amount      Capital       Securities       Earnings          Total
                                                 ---------     ------     ----------    ------------     -----------     -----------
BALANCE, DECEMBER 31, 1998
 (brought forward)                               2,342,014      2,000      9,639,000         643,000      10,060,000      20,344,000
   Shares issued for stock option plan              31,900         --        183,000              --              --         183,000
   Cumulative effect of accounting change
    for transfer of securities from held-to-
    maturity to available-for-sale, net of
    income taxes of $115,000                            --         --             --         233,000              --         233,000
   Net change in unrealized appreciation
     of available-for-sale securities,
     net of income taxes of $(1,663,000)                --         --     (2,881,000)             --      (2,881,000)
   Increase in retained earnings due to
     stock option plans                                 --         --             --          36,000          36,000
   Net income                                           --         --             --              --       1,468,000       1,468,000
                                                 ---------     ------     ----------     -----------    ------------     -----------

BALANCE, DECEMBER 31, 1999                       2,373,914     $2,000     $9,822,000     $(2,005,000)   $11,564,000      $19,383,000
                                                 =========     ======     ==========     ===========    ============     ===========


See Notes to Consolidated Financial Statements

                                                 UNION BANKSHARES, LTD.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                    1999              1998              1997
                                                                    ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  1,468,000      $  1,637,000      $  2,136,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Gain on sale of securities                                    (266,000)          (41,000)         (101,000)
      Federal Home Loan Bank stock dividend                          (88,000)          (72,000)          (53,000)
      Amortization (accretion) of premium/discount on
        investments                                                  395,000           455,000          (140,000)
      Amortization of deferred loan fees, net of costs            (2,002,000)       (1,296,000)         (955,000)
      Deferred income taxes                                          (19,000)         (230,000)         (216,000)
      Provision for loan losses                                      227,000           278,000           360,000
      Depreciation and amortization                                  625,000           491,000           415,000
      Amortization of excess of cost over fair value of
        net assets acquired and offering costs                       615,000           232,000           226,000
      Loss on sale of premises and equipment                          10,000                --                --
  Changes in:
      Mortgage loans held for sale                                 4,285,000        (3,032,000)       (1,253,000)
      Accrued interest receivable                                 (1,044,000)           72,000          (246,000)
      Prepaid expenses and other assets                             (550,000)         (581,000)            7,000
      Accrued interest payable                                       (89,000)           97,000            92,000
      Other liabilities                                             (446,000)          671,000           103,000
                                                                ------------      ------------      ------------
         Net cash provided by (used in) operating
           activities                                              3,121,000        (1,319,000)          375,000
                                                                ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities       14,091,000        24,932,000         8,809,000
  Proceeds from maturities of held-to-maturity securities          7,101,000         6,995,000         8,652,000
  Proceeds from sale of available-for-sale securities             18,816,000         2,312,000        13,161,000
  Purchase of available-for-sale securities                      (78,270,000)      (55,426,000)      (24,077,000)
  Purchase of held-to-maturity securities                         (3,958,000)       (6,710,000)       (7,003,000)
  Purchase of other investments                                     (872,000)               --          (369,000)
  Net decrease (increase) in loans                               (35,441,000)          104,000       (21,086,000)
  Purchase of Lakewood State Bank, net of cash acquired                   --           520,000                --
  Proceeds from sale of other real estate                            150,000                --                --
  Proceeds from sale of premises and equipment                       957,000                --                --
  Purchase of premises and equipment                              (1,309,000)       (1,306,000)         (220,000)
                                                                ------------      ------------      ------------
         Net cash used in investing activities                   (78,735,000)      (28,579,000)      (22,133,000)
                                                                ------------      ------------      ------------


See Notes to Consolidated Financial Statements

                                       UNION BANKSHARES, LTD.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (CONTINUED)

                            YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                           1999              1998              1997
                                                           ----              ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market,
    NOW, and savings accounts                          $ 24,983,000      $  8,700,000      $ 23,547,000
  Net increase in time deposits                          (6,578,000)       31,543,000        10,120,000
  Change in federal funds purchased                       8,500,000                --        (6,200,000)
  Proceeds from issuance of notes payable                18,600,000                --        10,000,000
  Principal repayments of notes payable                          --        (2,000,000)       (1,500,000)
  Proceeds from issuance of common stock                    183,000            56,000           149,000
  Proceeds from issuance of Guaranteed Preferred
   Beneficial Interests in Company's Debentures                  --        10,304,000                --
                                                       ------------      ------------      ------------
         Net cash provided by financing activities       45,688,000        48,603,000        36,116,000
                                                       ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                      (29,926,000)       18,705,000        14,358,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                      45,419,000        26,714,000        12,356,000
                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 15,493,000      $ 45,419,000      $ 26,714,000
                                                       ============      ============      ============


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Union Bank and Trust (Bank) is a wholly-owned subsidiary of Union Bankshares, Ltd. (Bankshares) (collectively referred to as Company). The Bank provides a full range of banking services to customers, primarily living in the Denver metropolitan area, through its home office and six branch facilities located in the Denver area. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

                        DECEMBER 31, 1999, 1998 AND 1997


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

    Pursuant to normal banking practices, the Bank is required to maintain certain balances (reserves) with the Federal Reserve Bank. Included in cash and due from banks in the accompanying consolidated balance sheets are required reserve balances of approximately $225,000 and $4,263,000 at December 31, 1999 and 1998, respectively.

    As of December 31, 1999 and 1998, the Company had approximately $5,100,000 and $5,330,000 on deposit with one financial institution.

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

                        DECEMBER 31, 1999, 1998 AND 1997


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

                        DECEMBER 31, 1999, 1998 AND 1997


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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

    The Company purchased a subsidiary in 1985 in which the excess costs over the fair value of certain underlying net tangible assets were amortized over a period of nine years. The remaining excess costs over the fair value of the net assets are being amortized on a straight-line basis over a 25 year period at a rate of approximately $226,000 per year. The excess cost over purchase price of the branch bank acquired in 1998 is also being amortized on a straight-line basis over a 15 year life at an annual rate of $313,000 through 2014. Amortization expense related to the purchased subsidiary and branch bank in 1999 and 1998 was $539,000 and $232,000, respectively.

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

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

    Debt issuance costs associated with the issuance of the 9.0% Cumulative Trust Preferred Securities are being amortized over a ten year period. Amortization expense was $76,000 and $2,000 for the year ended December 31, 1999 and 1998, respectively.

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


NOTE 2:  CHANGE IN ACCOUNTING PRINCIPLE

    At the beginning of 1999, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of the statement provide that at the time of initial adoption an entity may transfer any held-to-maturity security into the available-for-sale category. The Company transferred $6,592,000 of held-to-maturity securities to available-for-sale, resulting in the adjustment of these securities to fair value and an increase in comprehensive income net of tax of $233,000. The cumulative effect of adoption is reflected in the Statement of Comprehensive Income for 1999, with no effect on prior years. The Company's investment securities do not contain derivatives nor does the Company participate in hedging activities.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3:   INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The amortized cost and approximate fair value of held-to-maturity securities was as follows:

                                                         Gross           Gross
                                        Amortized      Unrealized      Unrealized       Approximate
                                           Cost          Gains           Losses         Fair Value
                                       -----------     ----------     ------------      -----------
1999:
-----
U.S. Government agencies and
  corporations                         $29,176,000     $  65,000      $   (942,000)     $28,299,000
Obligations of state and political
  subdivisions                           3,732,000       102,000                --        3,834,000
                                       -----------     ---------      ------------      -----------

                                       $32,908,000     $ 167,000      $   (942,000)     $32,133,000
                                       ===========     =========      ============      ===========

1998:
-----

U.S. Government agencies and
  corporations                         $21,591,000     $ 501,000      $    (12,000)     $22,080,000
Obligations of state and political
  subdivisions                           5,878,000       462,000                --        6,340,000
                                       -----------     ---------      ------------      -----------

                                       $27,469,000     $ 963,000      $    (12,000)     $28,420,000
                                       ===========     =========      ============      ===========

    Maturities of held-to-maturity securities at December 31, 1999:

                                                  Amortized      Approximate
                                                    Cost         Fair Value
                                                 -----------     -----------

       One year or less                          $ 1,572,000     $ 1,566,000
       After one year through five years           1,769,000       1,769,000
       After five years through ten years          7,055,000       6,895,000
       After ten years                            22,512,000      21,903,000
                                                 -----------     -----------

                                                 $32,908,000     $32,133,000
                                                 ===========     ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3:   INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)

    The amortized cost and approximate fair value of available-for-sale securities was as follows:

                                                          Gross             Gross
                                        Amortized       Unrealized        Unrealized        Approximate
                                          Cost            Gains             Losses          Fair Value
                                       ------------     -----------      -------------      ------------
1999:
-----
U.S. Government agencies and
  corporations                         $ 90,071,000     $    44,000      $  (3,087,000)     $ 87,028,000
Obligations of state and political
  subdivisions                           23,195,000         265,000           (408,000)       23,052,000
                                       ------------     -----------      -------------      ------------

                                       $113,266,000     $   309,000      $  (3,495,000)     $110,080,000
                                       ============     ===========      =============      ============

1998:
-----

U.S. Government agencies and
  corporations                         $ 54,438,000     $   276,000      $     (10,000)     $ 54,704,000
U.S. Treasury securities                  3,611,000          48,000                 --         3,659,000
Obligations of state and political
  subdivisions                           18,482,000         774,000            (25,000)       19,231,000
                                       ------------     -----------      -------------      ------------

                                       $ 76,531,000     $ 1,098,000      $     (35,000)     $ 77,594,000
                                       ============     ===========      =============      ============

    Maturities of available-for-sale securities at December 31, 1999

                                                 Amortized       Approximate
                                                    Cost         Fair Value
                                                ------------     ------------
One year or less                                $  6,288,000     $  6,278,000
After one year through five years                 26,678,000       26,184,000
After five years through ten years                54,389,000       52,136,000
After ten years                                   25,911,000       25,482,000
                                                ------------     ------------

                                                $113,266,000     $110,080,000
                                                ============     ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3:   INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)

    The book value of securities pledged as collateral, to secure notes payable, public deposits and for other purposes, amounted to $38,656,000 at December 31, 1999 and $55,125,000 at December 31, 1998. The approximate fair value of pledged securities amounted to $37,681,000 at December 31, 1999 and $56,249,000 at December 31, 1998.

    Gross gains of $303,000, $43,000, and $131,000 and gross losses of $37,000,
$2,000, and $46,000 resulting from sales of available-for-sale securities were realized for 1999, 1998 and 1997, respectively.

    The Company redesignated available-for-sale securities with an aggregate amortized cost of $15,405,000 and $5,061,000 to the held-to-maturity portfolio during 1999 and 1997, respectively.

    The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. As a member, the Bank has access to a $40,100,000 credit line which is secured by investment securities. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments. As discussed in Note 6, the Bank had advances outstanding at December 31, 1999 and 1998 of $28,600,000 and $10,000,000, respectively.


NOTE 4:   LOANS AND ALLOWANCE FOR LOAN LOSSES

    Categories of loans include:
                                               1999               1998
                                               ----               ----

       Commercial                         $ 133,978,000      $ 105,618,000
       Real estate mortgage                   5,780,000          4,101,000
       Real estate construction              22,012,000         12,881,000
       Consumer                              22,855,000         24,595,000
                                          -------------      -------------
                                            184,625,000        147,195,000
       Allowance for loan losses             (2,892,000)        (2,678,000)
                                          -------------      -------------

       Net loans                          $ 181,733,000      $ 144,517,000
                                          =============      =============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4:   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

    Transactions in the allowance for loan losses were as follows:

                                                    1999             1998             1997
                                                    ----             ----             ----
Balance, beginning of year                       $ 2,678,000      $ 2,125,000      $ 1,754,000
                                                 -----------      -----------      -----------

Allowance for loan losses of acquired
 institution                                              --          350,000               --
                                                 -----------      -----------      -----------
Charge offs                                          (27,000)         (86,000)         (24,000)
Recoveries                                            14,000           11,000           35,000
                                                 -----------      -----------      -----------
Net recoveries                                       (13,000)         (75,000)          11,000
Provision charged to operating expenses              227,000          278,000          360,000
                                                 -----------      -----------      -----------

Balance, end of year                             $ 2,892,000      $ 2,678,000      $ 2,125,000
                                                 ===========      ===========      ===========

    Impaired loans totaled $2,985,000 and $2,380,000 at December 31, 1999 and 1998, respectively. An allowance for loan losses of $450,000 and $362,000 related to impaired loans at December 31, 1999 and 1998, respectively. At December 31, 1998 and 1997, all impaired loans had allocated allowances.

    Interest of $261,000 and $158,000 was recognized on average impaired loans of $2,851,000 and $1,612,000 for 1999 and 1998, respectively. Interest of $254,000 and $153,000 was recognized on impaired loans on a cash basis during 1999 and 1998, respectively.


NOTE 5:   PREMISES AND EQUIPMENT

    Major classifications of premises and equipment, stated at cost, at December 31, were as follows:

                                                           1999             1998
                                                           ----             ----
    Land                                               $   150,000      $   150,000
    Building                                               750,000          750,000
    Leasehold improvements                               2,058,000        2,056,000
    Furniture and equipment                              3,364,000        3,082,000
                                                       -----------      -----------
                                                         6,322,000        6,038,000
    Less accumulated depreciation and amortization      (3,013,000)      (2,762,000)
                                                       -----------      -----------

    Net premises and equipment                         $ 3,309,000      $ 3,276,000
                                                       ===========      ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 6:   DEPOSITS

    Interest bearing deposits in denominations of $100,000 or more were $41,976,000 on December 31, 1999 and $44,231,000 on December 31, 1998.

    At December 31, 1999, the scheduled maturities of time deposits were as follows:


                   2000                     $68,729,000
                   2001                       4,957,000
                   2002                       1,644,000
                   2003                         621,000
         2004 and thereafter                    579,000
                                            -----------

                                            $76,530,000


NOTE 7:   NOTES PAYABLE

    Notes payable consisted of the following components:

                                                1999           1998
                                                ----           ----

       Advances from FHLB                   $28,600,000     $10,000,000
                                            -----------     -----------

       Total notes payable                  $28,600,000     $10,000,000
                                            ===========     ===========

    The Bank entered into two $10,000,000 advance agreements with the FHLB in December 1999 bearing interest at a rate of 5.89% and maturing on February and March 2000. Additionally, the bank entered into a $5,000,000 advance agreement dated January 1997 bearing interest at a rate of 6.5% and matured January 14, 2000. As of December 31, 1999 the bank also has a line of credit with $3,600,000 outstanding, bearing interest at a daily floating rate, (5.00% at December 31, 1999), maturing July 14, 2000. The advances are secured by pledges of securities as discussed in Note 3.

    The Company has an unused $3,000,000 revolving line of credit with a financial institution, with interest payable quarterly at Prime, adjusted the same day a rate change occurs. The line of credit is secured by the pledge of all of the shares of capital stock of the Bank and contains standard representations, warranties and financial covenants.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8:   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S DEBENTURES

                                                    1999            1998
                                                    ----            ----

Guaranteed Preferred Beneficial Interests In
 Company's Debentures                            $10,304,000     $10,304,000
                                                 ===========     ===========


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


NOTE 9:   INCOME TAXES

    The provision for income taxes consists of:

                                       1999           1998            1997
                                       ----           ----            ----

Taxes currently payable             $ 395,000      $ 607,000      $ 1,067,000
Deferred income taxes                 (19,000)      (230,000)        (216,000)
                                    ---------      ---------      -----------

                                    $ 376,000      $ 377,000      $   851,000
                                    =========      =========      ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 9:   INCOME TAXES (CONTINUTED)

    The tax effects of temporary differences related to deferred taxes shown in the December 31, balance sheets are:

                                                             1999            1998
                                                             ----            ----
Deferred tax assets:
  Allowance for loan losses                             $   842,000      $   761,000
  Accrued expenses                                           32,000          160,000
  Deferred loan fees                                        219,000          167,000
  Deferred compensation                                      51,000           37,000
  Other real estate owned                                        --           94,000
  Unrealized loses on available-for-sale securities       1,183,000               --
  State net operating loss carryforward                      87,000               --
                                                        -----------      -----------
                                                          2,414,000        1,219,000
                                                        -----------      -----------
Deferred tax liabilities:
  Federal Home Loan Bank Stock                              (79,000)         (47,000)
  Furniture, equipment, and improvements                    (48,000)         (65,000)
  Unrealized gains on available-for-sale securities              --         (365,000)
  Other                                                          --          (27,000
                                                        -----------      -----------
                                                           (127,000)        (504,000)
                                                        -----------      -----------

  Net deferred tax asset                                $ 2,287,000      $   715,000
                                                        ===========      ===========

    A reconciliation of income tax expenses at the statutory rate to the Company's actual income tax is shown below:

                                                1999           1998            1997
                                                ----           ----            ----
Computed at the statutory rate (34%)         $ 627,000      $ 685,000      $ 1,016,000
Increase (decrease) in income taxes
 resulting from:
  Tax-exempt interest                         (387,000)      (367,000)        (328,000)
  Amortization of excess of investment
  in subsidiary over net assets acquired        79,000         79,000           79,000
  State income taxes, net of federal tax
   benefit                                     (51,000)        16,000           17,000
  Nondeductible interest                        40,000         42,000           30,000
  Other, net                                    68,000        (78,000)          37,000
                                             ---------      ---------      -----------

Income tax expense                           $ 376,000      $ 377,000      $   851,000
                                             =========      =========      ===========

     The Company has a net operating loss carryforward available to offset Colorado state taxable income of $1,823,000 which expires in 2019.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 10:  EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income before extraordinary item is shown below for the years ended December 31, 1999, 1998 and 1997:

                                              Income         Shares      Per-Share
                                           (Numerator)   (Denominator)    Amount
                                           -----------   -------------   ---------
     1999
     ----
      Income before extraordinary item     $1,468,000     $2,352,540
        Basic earnings per share                                         $    .62
                                                                         ========

      Effect of dilutive securities:
        Stock options                              --        296,933
                                           ----------     ----------

      Diluted earnings per share           $1,468,000      2,649,473     $    .55
                                           ==========     ==========     ========

     1998
     ----
      Income before extraordinary item     $1,637,000      2,339,119
        Basic earnings per share                                         $    .70
                                                                         ========

      Effect of dilutive securities:
        Stock options                              --        283,634
                                           ----------     ----------

      Diluted earnings per share           $1,637,000      2,622,753     $    .62
                                           ==========     ==========     ========

     1997
     ----
      Income before extraordinary item     $2,136,000      2,317,056
        Basic earnings per share                                         $    .92
                                                                         ========

      Effect of dilutive securities:
        Stock options                              --        217,848
                                           ----------     ----------

      Diluted earnings per share           $2,136,000      2,534,904     $    .84
                                           ==========     ==========     ========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 11:  COMMITMENTS AND CREDIT RISKS

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

    At December 31, 1999 and 1998, the Bank had granted unused lines of credit to borrowers aggregating approximately $75,214,000 and $58,719,000, respectively. At December 31, 1999, unused lines of credit consisted of approximately $72,151,000 for commercial lines and $3,063,000 for open-end consumer lines.

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

    The Bank had total outstanding letters of credit amounting to $2,034,377 and $1,318,000 at December 31, 1999 and 1998, respectively, with terms ranging from 15 days to two years.

    At December 31, 1999 and 1998, the Bank had outstanding commitments to originate loans aggregating approximately $11,510,500 and $12,780,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 12:  OPERATING LEASES

    The Bank leases numerous premises under noncancelable leases which expire from 2004 to 2008. Several of the leases contain various renewal option clauses for additional terms and provide for periodic rental adjustments based on the Consumer Price Index.

    The estimated future minimum lease payments under noncancelable operating leases at December 31, 1999 were as follows:

                     2000                         616,000
                     2001                         593,000
                     2002                         559,000
                     2003                         556,000
                     2004                         380,000
                  Thereafter                      260,000
                                               ----------

Total future minimum lease payment             $2,964,000
                                               ==========

    Total rental expense for all operating leases (net of month-to-month sublease rental income in 1995), including certain cancelable equipment leases, was $690,000, $614,000, and $509,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 13:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

    The Company provides a 401(k) profit sharing plan for its employees, contributing annually to a profit sharing trust. All employees who are at least 21 years old and who have been employed by the Company for at least one year are eligible to participate. Total contributions were approximately $304,000, $226,000, and $195,000 in 1999, 1998 and 1997, respectively. Effective for the year beginning January 1, 1999 the Company matches 100% of the first 3% of the participants contributions and 50% of the next 2% of participant contributions. These employer matching contributions are 100% vested. Prior to 1999, the Company matched 50% of the first 6% of the participants' contributions. Additional bonus profit sharing contributions may be made at the discretion of the Board of Directors. The Company's pre 1999 and all bonus profit sharing matching contributions are 20% vested after the participant has completed two years of service, with 20% incremental increases in vesting for each of the next four years

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

    During the year ended December 31, 1994, the Company adopted a Non-Employee Director Equity Compensation Plan (Compensation Plan) effective January 1, 1995. The Compensation Plan provides for the initial authorization of 50,000 shares of common stock. Under the provisions of the Compensation Plan, the directors are compensated $7,500 for 1999 and $6,000 annually for 1998 and 1997, respectively, provided certain performance measures are met. The directors have the option of accepting the Company's common stock in lieu of cash compensation. If the director opts for common stock, the number of shares issued is determined on the first business day of the year. The director has voting rights on the common stock issued as compensation; however, the common stock is restricted until the director has met all performance measures. In January 1999, 1998 and 1997, the Company issued 2,500, 2,000, and 3,750 common shares, respectively, pursuant to the Compensation Plan at exercise prices of $12.00, $24.00 and $16.00, respectively.

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

    A summary of the status of the Incentive Plan at December 31, and changes during the year is presented below:

                                            1999                1998                   1997
                                    -------------------   -------------------   -------------------
                                               Weighted              Weighted              Weighted
                                               Average               Average               Average
                                               Exercise              Exercise              Exercise
                                    Shares      Price     Shares      Price     Shares      Price
                                    --------   --------   --------   --------   --------   --------
Outstanding, beginning of year       479,200   $   6.16    443,400   $   5.61    429,200   $   4.92
Granted                               23,400      12.50     43,700      11.38     40,600      11.75
Exercised                            (26,900)      5.20     (6,500)      3.97    (22,800)      4.16
Forfeited                             (1,900)      9.48     (1,400)      5.19     (3,600)      6.13
                                    --------   --------   --------   --------   --------   --------

Outstanding, end of year             473,800   $   6.50    479,200   $   6.16    443,400   $   5.61
                                    ========   ========   ========   ========   ========   ========

Options exercisable, end of          444,000               436,734               407,500
  year

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                   1999              1998            1997
                                                   ----              ----            ----
       Dividend per share                      $   0             $   0            $  0
       Risk-free interest rate                     6.55%             4.75%           5.71%
       Expected life of options                   10 years          10 years         9 years

       Weighted-average fair value of
         options granted during year           $   7.86          $   5.09         $  5.71

    The following table summarizes information about stock options under the Incentive Plan outstanding at December 31, 1999:

                                 Options Outstanding                Options Exercisable
                      --------------------------------------     ------------------------
                                     Weighted
                                      Average       Weighted                     Weighted
                                     Remaining      Average                      Average
        Range of         Number     Contractual     Exercise        Number       Exercise
    Exercise Prices   Outstanding      Life          Price       Exercisable      Price
    ---------------   -----------      ----          -----       -----------      -----
             $4.50        154,000      3 years     $   4.50       154,000      $   4.50
             $4.00         14,000      4 years     $   4.00        14,000      $   4.00
    $3.75 to $3.81         24,000      5 years     $   3.76        24,000      $   3.76
             $5.38        152,300      6 years     $   5.38       152,300      $   5.38
             $7.63         24,100      7 years     $   7.63        24,100      $   7.63
            $11.75         39,400      8 years     $  11.75        39,400      $  11.75
            $11.38         42,600      9 years     $  11.38        28,400      $  11.38
            $12.50         23,400     10 years     $  12.50         7,800      $  12.50

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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    A summary of the status of the Directors' Plan at December 31, and changes during the year is presented below:

                                         1999                1998                 1997
                                   -----------------   ------------------   -----------------
                                            Weighted            Weighted             Weighted
                                             Average             Average              Average
                                            Exercise            Exercise             Exercise
                                   Shares    Price     Shares    Price      Shares    Price
                                   ------   --------   ------   --------    ------   --------
Outstanding, beginning of year      9,000   $   8.74    9,000   $   7.14    12,500   $  10.17
Granted                             2,000      13.13    2,000      12.50     2,000      12.07
Exercised                          (2,500)      4.95   (1,500)      4.13    (5,500)      4.48
Forfeited                            (500)     12.07     (500)       800        --         --
                                   ------   --------   ------   --------    ------   --------

Outstanding, end of year            8,000   $  10.86    9,000   $   8.74     9,000   $   7.14
                                   ======   ========   ======   ========    ======   ========

Options exercisable, end of
  year                              6,000               7,000                7,000


    The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                  1999             1998             1997
                                                  ----             ----             ----
       Dividend per share                      $  0             $  0             $  0
       Risk-free interest rate                    6.55%            4.75%            5.71%
       Expected life of options                   4 years          5 years          4 years

       Weighted-average fair value of
         options granted during year           $  5.05          $  3.64          $  2.87

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

    The following table summarizes information about stock options under the Directors' Plan outstanding at December 31, 1999:

                                 Options Outstanding                  Options Exercisable
                       ---------------------------------------      ------------------------
                                      Weighted
                                       Average        Weighted                      Weighted
                                      Remaining       Average                        Average
        Range of         Number      Contractual      Exercise         Number       Exercise
     Exercise Prices   Outstanding      Life           Price         Exercisable     Price
     ---------------   -----------      ----           -----         -----------     -----
               $5.50         1,000       1 years     $    5.50         1,000       $    5.50
               $8.00         1,500       2 years     $    8.00         1,500       $    8.00
              $12.07         1,500       3 years     $   12.07         1,500       $   12.07
              $12.50         2,000       4 years     $   12.50         2,000       $   12.50
              $13.13         2,000       5 years     $   13.13            --       $      --


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

    A summary of the status of the Bonus Plan at December 31, and changes during the year is presented below:

                                         1999                   1998                   1997
                                  -------------------    -------------------    -------------------
                                             Weighted               Weighted               Weighted
                                             Average                Average                Average
                                             Exercise               Exercise               Exercise
                                  Shares      Price      Shares      Price      Shares      Price
                                  -------    --------    -------    --------    -------    --------
Outstanding, beginning of year    207,715    $  10.07     78,586    $   7.93     72,802    $   7.63
Granted                             4,851    $  13.13    129,129       11.38      5,784       11.75
Exercised                              --        --           --          --         --          --
Forfeited                              --        --                       --         --          --
                                  -------    --------    -------    --------    -------    --------

Outstanding, end of year          212,566    $  10.15    207,715    $  10.07     78,586    $   7.03
                                  =======    ========    =======    ========    =======    ========

Options exercisable, end of       207,715                 78,586                 72,802
  year

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 13:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                      1999              1998
                                                      ----              ----

       Dividend per share                           $   0             $  0
       Risk-free interest rate                          6.55%            4.75%
       Expected life of options                         4 years          4 years

       Weighted-average fair value of
         options granted during year                $   5.05          $  2.87

    The following table summarizes information about stock options under the Bonus Plan outstanding at December 31, 1999:

                                    Options Outstanding                   Options Exercisable
                         ---------------------------------------      ---------------------------
                                         Weighted
                                          Average       Weighted                      Weighted
                                         Remaining       Average                       Average
          Range of          Number      Contractual     Exercise         Number       Exercise
      Exercise Prices    Outstanding       Life          Price        Exercisable      Price
      ---------------    -----------       ----          -----        -----------      -----
                $7.63         72,802        7 years    $    7.63           72,802     $   7.63
               $11.75          5,784        8 years    $   11.75            5,784     $  11.75
               $11.38        129,129        9 years    $   11.38          129,129     $  11.38
               $12.50          4,851       10 years    $   13.13               --     $     --


    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans, and no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $102,000, $368,000, and $172,000 in 1999, 1998 and
1997, respectively. In addition, the Company's basic earnings per share would have decreased by $.04 per share, $.16 per share, and $.07 per share in 1999, 1998 and 1997, respectively. Diluted earnings per share would have decreased $.04 per share, $.14 per share, and $.07 per share, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 14:  OTHER OPERATING EXPENSES

    Other operating expenses consist of the following:

                                                      1999          1998           1997
                                                      ----          ----           ----
        Professional services                     $  990,000     $  729,000     $  586,000
        Credit card                                  445,000        352,000        309,000
        Legal and accounting                         210,000        253,000        271,000
        Advertising and promotion                    263,000        286,000        200,000
        Postage and delivery                         238,000        176,000        150,000
        Software maintenance and amortization        102,000        164,000        140,000
        Service charges                              199,000        131,000        129,000
        Supplies                                     234,000        191,000        112,000
        Insurance and bonds                          140,000        127,000        106,000
        Telephone                                    165,000        107,000         88,000
        Printing                                     192,000        124,000         86,000
        Travel and entertainment                     122,000        114,000         67,000
        Dues and subscriptions                       113,000         80,000         67,000
        Deposit insurance                             31,000         23,000         19,000
        Amortization of debt issuance costs           76,000          2,000             --
        Other operating expenses                     448,000        328,000        188,000
        Merger cost                                  325,000             --             --
                                                  ----------     ----------     ----------

                                                  $4,293,000     $3,187,000     $2,518,000
                                                  ==========     ==========     ==========


NOTE 15:  BUSINESS ACQUISITIONS

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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 16:  TRANSACTIONS WITH RELATED PARTIES

    At December 31, 1999 and 1998, the Bank had loans outstanding to shareholders, executive officers, and directors of the Company and their affiliates, in the amount of $3,306,000 and $3,341,000, respectively. New loans made to shareholders, executive officers, and directors of the Company and their affiliates approximated $1,060,000 and $1,510,000, and repayments approximated $1,095,000 and $344,000 for the years ended December 31, 1999 and 1998, respectively.

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

    From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 1999, 1998 and 1997, the Bank earned interest income on such loans of $28,000, $144,000, and $59,000, respectively. During the years ended December 31, 1999, 1998 and 1997, the Bank purchased loans in the amounts of $9,389,000, $48,364,000, and $5,762,000 and sold loans in the amount of $13,674,000,
$44,079,000, and $4,509,000, respectively. All loans sold back to the mortgage company are without recourse to the Bank. The Chairman of the Board of the Bank is a director and treasurer of the mortgage company.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 17:  ADDITIONAL CASH FLOW INFORMATION

    The Company purchased all of the capital stock of Lakewood State Bank for $8,350,000 ($7,515,000 in cash and $835,000 held on deposit at the Bank). In conjunction with the acquisition, assets acquired and liabilities assumed are as follows:

                                                          1998
                                                          ----

       Fair value of assets acquired                   $50,020,000
       Cash paid for the capital stock                  (7,515,000)
                                                       -----------

       Liabilities assumed                             $42,505,000
                                                       ===========

ADDITIONAL CASH PAYMENT INFORMATION

                                                          1999            1998            1997
                                                          ----            ----            ----
       Income taxes paid                               $   783,000     $   638,000     $   819,000
                                                       ===========     ===========     ===========

       Interest paid                                   $ 9,540,000     $ 5,900,000     $ 5,012,000
                                                       ===========     ===========     ===========

NON-CASH INVESTING ACTIVITIES

       Reclassification of securities from
        available-for-sale to held-to-maturity
        at fair value                                  $15,434,000     $         0     $ 5,092,000
                                                       ===========     ===========     ===========

       Reclassification of securities from
        held-to-maturity to available-for-sale
        at fair value                                  $ 6,940,000     $         0     $         0
                                                       ===========     ===========     ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Financial statements of the parent company, Union Bankshares, Ltd., are shown below and should be read in conjunction with the consolidated financial statements.

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS
                                     ------
                                                                          1999             1998
                                                                          ----             ----
  Cash                                                               $  1,545,000      $ 2,432,000
  Available-for-sale securities                                         3,612,000        2,685,000
  Excess of cost over fair value of net
   assets acquired, net of amortization                                 2,268,000        2,494,000
  Investment in subsidiary                                             21,887,000       22,550,000
  Accrued interest receivable                                              53,000           37,000
  Income taxes receivable                                                  64,000           33,000
  Other assets                                                            677,000          577,000
                                                                     ------------      -----------


          Total Assets                                               $ 30,106,000      $30,808,000
                                                                     ============      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
  Cumulative Trust Preferred Securities                              $ 10,304,000      $10,304,000
  Accrued interest payable                                                 39,000           36,000
  Other liabilities                                                       380,000          124,000
                                                                     ------------      -----------
          Total Liabilities                                            10,723,000       10,464,000
                                                                     ------------      -----------


STOCKHOLDERS' EQUITY
  Common stock                                                              2,000            2,000
  Additional paid-in capital                                            9,822,000        9,639,000
  Unrealized gains on subsidiary's available-for-sale securities       (2,005,000)         643,000
  Retained earnings                                                    11,564,000       10,060,000
                                                                     ------------      -----------
          Total Stockholders' Equity                                   19,383,000       20,344,000
                                                                     ------------      -----------

          Total Liabilities and Stockholders' Equity                 $ 30,106,000      $30,808,000
                                                                     ============      ===========

                              UNION BANKSHARES, LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            1999             1998            1997
                                                            ----             ----            ----
OPERATING INCOME
  Dividends from subsidiary                             $ 1,400,000      $ 1,000,000      $1,600,000
  Interest income                                           172,000          157,000         224,000
                                                        -----------      -----------      ----------
          Total operating income                          1,572,000        1,157,000       1,824,000
                                                        -----------      -----------      ----------

OPERATING EXPENSES
  Interest                                                  925,000          157,000         268,000
  Amortization of excess of investment in
   subsidiary over net assets acquired                      226,000          226,000         226,000
  Salaries and employee benefits                            696,000          374,000         479,000
  Occupancy and equipment                                    88,000           36,000          13,000
  Other                                                     919,000          518,000         305,000
                                                        -----------      -----------      ----------
          Total operating expenses                        2,854,000        1,311,000       1,291,000
                                                        -----------      -----------      ----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
 EARNINGS OF SUBSIDIARY, INCOME TAX
 BENEFIT                                                 (1,282,000)        (154,000)        533,000

EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                                           2,027,000        1,424,000       1,337,000

INCOME TAX BENEFIT                                          723,000          367,000         266,000
                                                        -----------      -----------      ----------

NET INCOME                                              $ 1,468,000      $ 1,637,000      $2,136,000
                                                        ===========      ===========      ==========

                              UNION BANKSHARES, LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      1999              1998             1997
                                                                      ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $ 1,468,000      $  1,637,000      $ 2,136,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Gains) losses on repurchase of notes payable                        --                --               --
      Amortization                                                    302,000           229,000          206,000
      Deferred taxes                                                       --            26,000           (3,000)
  Change in:
      Other assets                                                   (171,000)         (574,000)          26,000
      Accrued interest receivable                                     (16,000)            2,000           (4,000)
      Due from subsidiary                                                  --                --            7,000
      Equity in undistributed earnings of subsidiary               (1,985,000)       (1,403,000)      (1,337,000)
      Other liabilities                                               259,000          (170,000)         164,000
                                                                  -----------      ------------      -----------
          Net cash (used in) provided by operating activities        (143,000)         (253,000)       1,195,000
                                                                  -----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                       (3,612,000)       (2,686,000)      (3,704,000)
  Capital contribution to banking subsidiary                        2,685,000        (7,000,000)              --
  Proceeds from sales of available-for-sale securities                     --                --               --
  Proceeds from maturities of available-for-sale securities                --         3,700,000        3,460,000
                                                                  -----------      ------------      -----------
          Net cash (used in) investing activities                    (927,000)       (5,986,000)        (244,000)
                                                                  -----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities                     --        10,304,000               --
  Proceeds from notes payable                                              --                --               --
  Principal repayments of notes payable                                    --        (2,000,000)      (1,500,000)
  Proceeds from issuance of common stock                              183,000            56,000          149,000
                                                                  -----------      ------------      -----------
          Net cash provided by (used in) financing activities         183,000         8,360,000       (1,351,000)
                                                                  -----------      ------------      -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                               (887,000)        2,121,000         (400,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                  2,432,000           311,000          711,000
                                                                  -----------      ------------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $ 1,545,000      $  2,432,000      $   311,000
                                                                  ===========      ============      ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 19:  REGULATORY CAPITAL REQUIREMENTS  (CONTINUED)

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table. In accordance with FDIC regulations, no amount has been deducted from capital for interest rate risk.

                                                                                                                  To be Well
                                                                                                               Capitalized Under
                                                                                          For Capital          Prompt Corrective
                                                                    Actual             Adequacy Purposes       Action Provisions
                                                           --------------------     --------------------      --------------------
                                                             Amount       Ratio        Amount      Ratio        Amount       Ratio
                                                           -----------    -----      -----------   -----      -----------    -----
AS OF DECEMBER 31, 1999:
  Total risk-based capital
   (to risk-weighted assets):
      Consolidated                                         $28,393,000    12.7%      $17,916,000    8.0%      $22,394,000    10.0%
      Bank                                                 $22,309,000    10.1%      $17,622,000    8.0%      $22,028,000    10.0%
  Tier I risk-based capital (to risk-weighted assets):
      Consolidated                                         $22,339,000    10.0%      $ 8,958,000    4.0%      $13,437,000     6.0%
      Bank                                                 $19,554,000     8.9%      $ 8,811,000    4.0%      $13,217,000     6.0%
  Tier I leverage capital (to adjusted total assets):
      Consolidated                                         $22,339,000     6.4%      $13,929,000    4.0%      $17,411,000     5.0%
      Bank                                                 $19,554,000     5.6%      $13,854,000    4.0%      $17,317,000     5.0%

AS OF DECEMBER 31, 1998:
  Total risk-based capital
   (to risk-weighted assets):
      Consolidated                                         $25,387,000    15.2%      $13,347,000    8.0%      $16,684,000    10.0%
      Bank                                                 $19,860,000    11.8%      $13,444,000    8.0%      $16,805,000    10.0%
  Tier I risk-based capital (to risk-weighted assets):
      Consolidated                                         $23,357,000    14.0%      $ 6,673,000    4.0%      $10,010,000     6.0%
      Bank                                                 $17,752,000    10.6%      $ 6,722,000    4.0%      $10,083,000     6.0%
  Tier I leverage capital (to adjusted total assets):
      Consolidated                                         $23,357,000     8.3%      $11,261,000    4.0%      $14,076,000     5.0%
      Bank                                                 $17,752,000     6.8%      $10,457,000    4.0%      $13,072,000     5.0%


    The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, approximately $1,840,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

                        DECEMBER 31, 1999, 1998 AND 1997


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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 20:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)

                                                              December 31, 1999                 December 31, 1998
                                                      -----------------------------     -----------------------------
                                                         Carrying                          Carrying
                                                          Amount       Fair Value           Amount        Fair Value
                                                          ------       ----------          ------         ----------
FINANCIAL ASSETS
  Cash and due from banks                             $ 15,493,000   $ 15,493,000       $ 18,914,000    $ 18,914,000
  Federal funds sold                                            --             --         26,505,000      26,505,000
  Federal funds purchased                                8,500,000      8,500,000                 --              --
  Available-for-sale securities                        110,080,000    110,080,000         77,594,000      77,594,000
  Held-to-maturity securities                           32,908,000     32,133,000         27,469,000      28,420,000
  Other investments                                      1,984,000      1,984,000            988,000         988,000
  Interest receivable                                    2,586,000      2,586,000          1,542,000       1,542,000
  Loans, net of allowance for loan losses              181,733,000    181,537,000        144,517,000     152,234,000
  Mortgage loans held for sale                                  --             --          4,285,000       4,285,000

FINANCIAL LIABILITIES
  Deposits                                             290,055,000    290,118,000        271,650,000     267,851,000
  Notes payable                                         28,600,000     28,600,000         10,000,000      10,000,000
  Guaranteed Preferred Beneficial Interests
    In Company's Debentures                             10,304,000     10,304,000         10,304,000      10,304,000
  Federal funds sold                                     8,500,000      8,500,000                 --              --
  Interest payable                                         382,000        382,000            471,000         471,000

UNRECOGNIZED FINANCIAL INSTRUMENTS
 (net of contract amount):
    Commitments to extend credit                               --              --                 --              --
    Letters of credit                                          --              --                 --              --
    Lines of credit                                            --              --                 --              --

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 21:  SUBSEQUENT EVENT

    On August 9, 1999, the Company entered into an agreement providing for the acquisition of Union Bankshares, Ltd. by Gold Banc Corporation, Inc. The agreement provided for the acquisition of all the common stock of the Company for a purchase price of $23.05 per share, to be paid in shares of Gold Banc common stock and the assumption of all outstanding options. The exchange ratio was to be determined by dividing $23.05 by the average price of Gold Banc common stock during the 10-day trading period ending three days prior to closing, unless the average price is less than $13 or greater than $16, in which case the average price shall be fixed at $13 or $16, respectively. If the average price of Gold Banc common stock fell below $11.00 for a period of 10 trading days, ending on the day immediately prior to the meeting at which the merger would have been considered by the Company's stockholders, the Company would have been entitled to terminate the transaction within five days following the meeting of stockholders. On March 17, 2000 the Company and Gold Banc agreed to mutually terminate the proposed merger.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNION BANKSHARES, LTD.


Date:  March 30, 2000               By:  /S/ CHARLES R. HARRISON
                                       -------------------------
                                       Charles R. Harrison, Chairman of the
                                       Board, Chief Executive Officer and a
                                       Director


      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                       DATE


/S/ CHARLES R. HARRISON       Chairman of the Board, Chief       March 30, 2000
--------------------------    Executive Officer and a Director
Charles R. Harrison           (Principal Executive Officer)

/S/ BRUCE E. HALL             Vice President-Finance, Secretary, March 30, 2000
--------------------------    Treasurer and a Director (Principal
Bruce E. Hall                 Financial and Accounting Officer

/S/ WAYNE T. BIDDLE           Director                           March 30, 2000
--------------------------
Wayne T. Biddle

/S/ JERROLD B. EVANS          Director                           March 30, 2000
--------------------------
Jerrold B. Evans

/S/ HAROLD R. LOGAN, JR.      Director                           March 30, 2000
--------------------------
Harold R. Logan, Jr.

/S/ RALPH D. JOHNSON          Director                           March 30, 2000
--------------------------
Ralph D. Johnson

/S/ RICHARD C. SAUNDERS       Director                           March 30, 2000
--------------------------
Richard C. Saunders

/S/ HERMAN J. ZUECK           Director                           March 30, 2000
--------------------------
Herman J. Zueck

                         EXHIBIT DESCRIPTION AND INDEX

Exhibit
NUMBER      DESCRIPTION

3.1         Certificate of Incorporation of Union Bankshares, Ltd./*/

3.2 Certificate of Amendment to Certificate of Incorporation of Union Bankshares, Ltd./+/

3.3         Bylaws of Union Bankshares, Ltd./*/

4.1 Form of Subordinated Indenture dated to be entered into between the Registrant and American Securities Transfer & Trust, Inc., as Indenture Trustee/+/

4.2         Form of Junior Subordinated Debenture (included as an exhibit to
            Exhibit 4.1

4.3         Certificate of Trust of Union Bankshares Capital Trust I/+/

4.4 Trust Agreement of Union Bankshares Capital Trust I dated as of October 14, 1998/+/

4.5 Form of Amended and Restated Trust Agreement of Union Bankshares Capital Trust I/+/

4.6 Form of Preferred Security Certificate of Union Bankshares Capital Trust I (included as an exhibit to Exhibit 4.5)

4.7         Form of Preferred Securities Guarantee Agreement/+/

4.8         Form of Agreement as to Expenses and Liabilities/+/

10.1        Certificate of Incorporation of Union Bank & Trust Company/*/

10.2        Bylaws of Union Bank & Trust Company/*/

10.3 Lease Agreement, dated July 1, 1994, between Lichtenberg Corporation of Delaware and the Bank/***/

10.4        Form of Employment Agreement/*/

10.5        Equity Incentive Plan/*/

10.6        Nonemployee Directors' Stock Option Plan/*/

10.7        Agreement between Union Bank & Trust and Colorado Bankers Mortgage,
            Inc./*/

10.8        Nonemployee Directors Equity Compensation Plan/**/

10.9        Amended Shareholders' Agreement/**/

10.10       Agreement between Union Bank & Trust and Colorado National
            Bank /***/

10.11 Loan Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of Kansas City/****/

10.12       Line of Credit Agreement between Union Bankshares, Ltd., Union
            Bank & Trust and Boatmen's First National Bank of Kansas City/*****/

10.13       Option Bonus Plan/*****/

10.14 Agreement and Plan of Merger, dated August 27, 1998, among Union Bank & Trust Company, LSB Acquisition Corp. and Lakewood State Bank/+/

10.15 Loan Agreement among Union Bankshares, Ltd., Union Bank & Trust and Exchange National Bank/++/

10.16 Agreement and Plan of Reorganization, dated August 9, 1999, among Gold Banc Corporation, Inc., Gold Banc Acquisition Corporation VIII, Inc., and Union Bankshares, Ltd./+++/

10.17 Mutual Termination Agreement, dated March 17, 2000, among Gold Banc Corporation, Inc., Gold Banc Acquisition Corporation VIII, Inc. and Union Bankshares, Ltd./++++/

21          Subsidiaries of the Registrant/******/

23.1        Consent of Baird, Kurtz & Dobson/******/


------------------------

/*/ Incorporated by reference to the Company's S-1 Registration Statement filed with the Commission on January 6, 1993, as amended (Reg.
          No. 33-56736).

/**/ Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1994.

/***/ Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1995.

/****/ Incorporated by reference to the Company's Form 8-K filed with the Commission on March 1, 1996.

/*****/ Incorporated by reference to the Company's Form 10-KSB filed with the Commission on March 31, 1997.

/******/  Filed herewith.

/+/ Incorporated by reference to the Company's S-2 Registration Statement filed with the Commission on October 26, 1998, as amended (Reg.
          No. 333-66153).

/++/ Incorporated by reference to the Company's 10-KSB filed with the Commission on March 31, 1999.

/+++/ Incorporated by reference to the Company's 10-QSB filed with the Commission on August 13, 1999.

/++++/ Incorporated by reference to the Company's Form 8-K filed with the Commission on March 17, 2000.