Form 10QSB
period 2000-03-31
UNION BANKSHARES LTD
filed 2000-05-10
CIK 895688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078


                             UNION BANKSHARES, LTD.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                             84-0986148
   ------------------------------              ------------------
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

At May 4, 2000, there were 2,380,398 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX



                                                                            Page
                                                                            ----

Part I - Financial Information

      Item 1.     Financial Statements..............................         3

      Item 2.     Management's Discussion and Analysis or
                  Plan of Operation.................................         9


Part II - Other Information.........................................        14


Signatures..........................................................        15

Part I - Financial Information
Item 1 - Financial Statements
March  31,  2000

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION


                                                           March 31,      December 31,
                       ASSETS                                2000             1999
                                                          (Unaudited)
                                                         ------------     ------------
Cash and cash equivalents:
  Cash and due from banks                                $ 22,735,000     $ 15,493,000
  Federal funds sold                                               --               --
                                                         ------------     ------------
     Total cash and cash equivalents                       22,735,000       15,493,000

  Investment securities:
     Investment securities held to maturity                32,132,000       32,908,000
     Investment securities available for sale             108,836,000      110,080,000
     Other investments                                      2,430,000        1,984,000
                                                         ------------     ------------
           Total investment securities                    143,398,000      144,972,000

  Loans:
     Commercial                                           143,544,000      133,978,000
     Real estate mortgage                                   4,900,000        5,780,000
     Real estate construction                              24,016,000       22,012,000
     Consumer                                              24,052,000       22,855,000
                                                         ------------     ------------
           Total loans                                    196,512,000      184,625,000
     Less: allowance for loan losses                       (2,877,000)      (2,892,000)
                                                         ------------     ------------
                                                          193,635,000      181,733,000

     Excess of cost over fair value of net
        assets acquired, net of amortization                6,496,000        6,630,000
     Furniture, equipment and improvements, net             3,259,000        3,309,000
     Accrued interest receivable                            2,654,000        2,586,000
     Other assets                                           3,881,000        3,863,000
                                                         ------------     ------------
  TOTAL ASSETS                                           $376,058,000     $358,586,000
                                                         ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Demand (noninterest-bearing)                        $ 97,377,000     $ 88,392,000
     NOW                                                   27,600,000       27,348,000
     Money Market                                          75,243,000       78,403,000
     Savings                                               19,010,000       19,382,000
     Time                                                  81,414,000       76,530,000
                                                         ------------     ------------
           Total deposits                                 300,644,000      290,055,000

  Federal funds purchased                                          --        8,500,000

  Notes payable                                            43,600,000       28,600,000
  Guaranteed preferred beneficial interests
     in Company's debentures                               10,304,000       10,304,000
  Accrued interest payable                                    690,000          382,000
  Other liabilities                                           719,000        1,362,000
                                                         ------------     ------------
           Total liabilities                              355,957,000      339,203,000

  Stockholders' equity
     Common stock                                               2,000            2,000
     Additional paid in capital                             9,877,000        9,822,000
     Retained earnings                                     12,233,000       11,564,000
     Unrealized depreciation on available for sale
       securities, net of tax                              (2,011,000)      (2,005,000)
                                                         ------------     ------------
           Total stockholders' equity                      20,101,000       19,383,000
                                                         ------------     ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $376,058,000     $358,586,000
                                                         ============     ============

     UNION BANKSHARES, LTD.  AND  SUBSIDIARY

     CONSOLIDATED STATEMENTS OF EARNINGS

     (Unaudited)
                                                                   Three months ended
                                                                       March  31,
                                                               --------------------------
                                                                   2000           1999
                                                               ----------      ----------
INTEREST INCOME:
  Interest and fees on loans                                   $4,641,000      $3,404,000
  Interest on investment securities:
     U.S. government agencies and corporations                  1,991,000       1,481,000
     States and other political subdivisions                      355,000         306,000
  Interest on federal funds sold
     and interest bearing deposits at other banks                  16,000         146,000
                                                               ----------      ----------
           Total interest income                                7,003,000       5,337,000
INTEREST EXPENSE:
  Interest on deposits                                          1,814,000       1,770,000
  Interest on federal funds purchased                              14,000          26,000
  Interest on notes payable                                       862,000         321,000
                                                               ----------      ----------
          Total interest expense                                2,690,000       2,117,000
                                                               ----------      ----------
NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSS                                                     4,313,000       3,220,000
PROVISION FOR LOAN LOSS                                            86,000          45,000
                                                               ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSS                                                     4,227,000       3,175,000
NONINTEREST INCOME:
  Service charges                                                 188,000         167,000
  Gain (loss) on sale of securities available for sale                  0         173,000
  Other                                                           177,000         192,000
                                                               ----------      ----------
           Total non interest income                              365,000         532,000
                                                               ----------      ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                1,977,000       1,730,000
  Amortization of investment in subsidiary
     over net assets acquired                                     135,000         135,000
  Occupancy and equipment                                         502,000         462,000
  Other                                                         1,045,000         985,000
                                                               ----------      ----------
           Total non interest expense                           3,659,000       3,312,000
                                                               ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                                  933,000         395,000
INCOME TAX EXPENSE                                                263,000         101,000
                                                               ----------      ----------
NET INCOME                                                     $  670,000      $  294,000
                                                               ==========      ==========

EARNINGS PER COMMON SHARE  BASIC
  Net income per share                                         $     0.28      $     0.13
                                                               ==========      ==========
  Weighted average number of common shares outstanding          2,370,908       2,345,720
                                                               ==========      ==========

EARNINGS PER COMMON SHARE  DILUTED
  Net income per share                                         $     0.26      $     0.11
                                                               ==========      ==========
  Weighted average number of common shares outstanding          2,607,678       2,580,797
                                                               ==========      ==========

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2,000       1,999
                                                           --------     --------
NET INCOME                                                 $670,000     $294,000


OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of
  income taxes of $3,000 and $40,000                         (6,000)      78,000


LESS:  reclassification adjustment for realized
  (gain) losses included in net income, net of
  income taxes of $64,000                                         0     (109,000)



                                                           --------     --------
COMPREHENSIVE  INCOME                                      $664,000     $263,000
                                                           ========     ========

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



(Unaudited)
                                                                    March 31,
                                                          ------------------------------
                                                                  2000              1999
                                                          ------------      ------------
Net cash provided (used) by operating activities          $    817,000      ($ 4,536,000)
                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale
     securities                                              2,162,000         5,389,000
  Proceeds from maturities of held-to-maturity
     securities                                                747,000         1,401,000
  Proceeds from sale of available-for-sale
     securities                                                300,000        13,035,000
  Purchase of available-for-sale securities                 (1,203,000)      (50,448,000)
  Purchase of mortgage loans held-for-sale                           0        (4,974,000)
  Proceeds from sale of mortgage loans held-for-sale                 0         8,233,000
  Purchase of other investments                               (446,000)          (18,000)
  Net (increase) decrease in loans                         (11,887,000)        3,963,000
  Purchase of furniture and equipment                          (76,000)         (208,000)
                                                          ------------      ------------
Net cash used in investing activities                      (10,403,000)      (23,627,000)
                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                           10,274,000         5,821,000
  Increase (decrease) in fed funds purchased                (8,500,000)               --
  Proceeds from issuance of notes payable                   55,000,000                --
  Principal repayments of notes payable                    (40,000,000)       (5,000,000)
  Proceeds from issuance of common stock                        54,000            12,000
                                                          ------------      ------------
Net cash provided by financing activities                   16,828,000           833,000
                                                          ------------      ------------

Net increase in cash and cash equivalents                    7,242,000       (27,330,000)

Cash and cash equivalents, beginning of year                15,493,000        45,419,000
                                                          ------------      ------------
Cash and cash equivalents, end of quarter                 $ 22,735,000      $ 18,089,000
                                                          ============      ============

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000


NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 2000 and the Company's results of operations for the three months ended
March 31, 2000 and 1999, statements of comprehensive income for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999.

The condensed consolidated statement of condition of the Company as of December 31, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the March 31, 1999 Consolidated Financial Statements to conform to the March 31, 2000 Consolidated Financial Statements.


NOTE 2.     RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 3.     EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 236,770 shares purchasable pursuant to exercisable options during the three months ended March 31, 2000. Earnings per common share were affected by 235,078 shares purchasable pursuant to exercisable options during the three months ended March 31, 1999.

NOTE 4.     NOTES PAYABLE

During the first quarter of 2000, the Company's subsidiary, Union Bank & Trust (the "Bank") entered into five advance agreements totaling $55 million with the Federal Home Loan Bank of Topeka (the "FHLB") bearing interest rates ranging from 5.82% to 6.04%. During this same quarter the Bank repaid $40 million of its advances from the FHLB. As of March 31, 2000, FHLB advances outstanding are $43.6 million with $20.0 million maturing April 11, 2000 and $10.0 million maturing each on May 8, 2000 and May 11, 2000. The remaining $3.6 million matures July 14, 2000 and bears interest at a daily floating rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 2000. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.


RESULTS OF OPERATIONS

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $670,000 for the quarter ended March 31, 2000, an increase of 127.9% from net income of $294,000 for the first quarter of 1999. 2000 first quarter earnings were positively impacted by a $1,093,000 increase in net interest income. These improvements were offset by a $41,000 increase in provision for loan loss, a $173,000 decrease in gain on sale of securities available for sale, a $347,000 increase in noninterest expense, and a $162,000 increase in income tax expense. Net income per share (diluted) was $.26 for the three months ended March 31, 2000 compared to $.11 per share (diluted) for the same period in 1999. Return on average assets and average equity were .73% and 13.94%, respectively, for the first quarter of 2000 compared to .37% and 5.73%, respectively, for the first quarter of 1999.

During the first quarter of 2000, the Bank's loan portfolio increased $11.9 million, its deposits increased $10.5 million, and its notes payable increased $15.0 million.

INTEREST INCOME: Interest income increased $1,666,000, or 31.2%, to $7,003,000 for the first quarter of 2000 from $5,337,000 for the comparable 1999 period. This increase results from a general rise in interest rates and an increase in the Company's interest earning assets, primarily growth in loans, absolutely and as a percentage of interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.57% for the first quarter of 2000, which reflects an increase of 72 basis points (each basis point equals 1/100 of 1%) from the comparable 1999 period. The average yield on loans increased from 9.43% in the 1999 period to 9.86% in the 2000 period, and the average yield on securities held by the Company increased from 6.30% in the 1999 period to 7.00% in the 2000 period. Interest income on loans was $1,237,000 greater in the 2000 period and interest income on securities increased $559,000 in the 2000 period.

INTEREST EXPENSE: Interest expense increased $573,000, or 27.1%, to $2,690,000 for the quarter ended March 31, 2000 from $2,117,000 for the quarter ended
March 31, 1999. This increase is primarily due to an increase of $38.6 million in notes payable to the Federal Home Loan Bank of Topeka ("FHLB"). Average rates paid on interest bearing deposits increased 3 basis points to 3.67% in the first quarter of 2000 from 3.64% in the first quarter of 1999.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,313,000 for the quarter ended March 31, 2000, an increase of $1,093,000, or 33.9%, over the first quarter of 1999. Net interest margin increased 57 basis points from 4.78% in the 1999 period to 5.35% in the 2000 period. The increase in net interest income is primarily due to a $1,237,000 increase in interest income on loans, and a $559,000 increase in interest income on investment securities, partially offset by a $130,000 decrease in interest income on federal funds sold, and a $573,000 increase in interest expense. The Company's average cost of funds for the quarter ended March 31, 2000 was 33 basis points higher than in the comparable 1999 period. The Company's average yield on interest earning assets increased 72 basis points in the 2000 period compared to the year earlier period from 7.84% to 8.57%.

NONINTEREST INCOME: Noninterest income decreased $167,000, or 31.4%, for the quarter ended March 31, 2000 to $365,000 from $532,000 for the quarter ended March 31, 1999. This decrease was primarily due to a $173,000 decrease in the gain on sale of securities available for sale.

NONINTEREST EXPENSE: Noninterest expense increased $347,000, or 10.5%, for the first quarter of 2000 to $3,659,000 compared to $3,312,000 in the first quarter of 1999. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.


PROVISION FOR LOAN LOSS

The Company charged $86,000 to Provision for Loan Loss in the first quarter of 2000 and $45,000 for the same period in 1999. The ratio of loan loss reserve to total loans was 1.46% at March 31, 2000 and 1.57% at December 31, 1999. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased to $376.1 million at March 31, 2000 from $358.6 million at December 31, 1999. During the quarter ended March 31, 2000 deposits increased $10.5 million to $300.6 million at March 31, 2000 from $290.1 million at December 31, 1999. None of the Company's deposits at March 31, 2000 were brokered deposits.

The Company has established a revolving line of credit with Gold Banc in an amount not to exceed $3.0 million. Any monies advanced under this line will be used solely for the capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit will be available for one year only, with renewals to be negotiated each year. There is currently no amount outstanding under this line of credit.

On January 14, 1998, the Bank borrowed $10 million from the FHLB in the form of two $5 million loans. The purpose of securing these loans was primarily to provide liquidity and allow the Bank to limit its exposure relative to the Available for Sale portion of its securities portfolio, as discussed below. The first $5 million enabled management to reduce its current daily purchase of Federal Funds from approximately $8 million to $3 million. With the remaining $5 million, the Bank purchased approximately $5 million in short-term U.S. Government securities, which were placed in the Available for Sale portfolio. This allowed the Bank to transfer approximately $5 million in long-term GNMA mortgage pool securities with relatively high coupon yields to Held to Maturity, which limits the Bank's capital exposure should interest rates increase. The loans are structured as follows: $5 million at 6.34%, which matured and was repaid January 14, 1999; and $5 million at 6.50%, which matured and was repaid January 14, 2000.

During the first quarter of 2000, the Bank borrowed $55 million from the FHLB with rates ranging from 5.82% to 6.04% and maturities ranging from one day to three months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when the Bank's deposits had not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

During the first quarter of 2000, the Bank repaid $40 million of the FHLB loans.

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

Total nonperforming assets were $3,000 and $1,000 at March 31, 2000 and December 31, 1999, respectively. Other Real Estate Owned (OREO) was $0 and $0 at both March 31, 2000 and December 31, 1999. At March 31, 2000 securities held to maturity were $32.1 million, or 22.4% of the total portfolio. Securities available for sale totaled $108.8 million, or 75.9% of the total portfolio. Other securities (investment in FHLB stock) totaled $2.4 million, or 1.7% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At March 31, 2000, the amortized cost of investments available for sale exceeded market value by approximately $3,198,000.

Securities held to maturity are considered longer term assets which are normally held until maturity and are carried at amortized cost. The carrying value of securities held to maturity exceeded market value by approximately $544,000 at March 31, 2000. U.S. government securities make up $117.2 million, or 81.7% of the investment portfolio, and obligations of states and political subdivisions (municipal securities), comprise $26.2 million, or 18.3% of the portfolio at March 31, 2000.

As noted in the Company's Form 10-KSB for the year ended December 31, 1999, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 2000, the dollar duration of the investment portfolio was 4.70 compared to 4.50 at December 31, 1999. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $718,000 to $20.1 million at March 31, 2000 from $19.4 million at December 31, 1999. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 10,600 shares of common stock, and the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 9.04% at March 31, 2000 and its total qualifying capital to risk weighted assets was 11.32%. As of March 31, 2000 the Bank also exceeded the minimum regulatory risk based capital ratios.


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




                                    Union Bankshares, Ltd.
                                    ----------------------
                                    (Registrant)




May 10, 2000                          /s/ Bruce E. Hall
                                    ----------------------

                                    Bruce E. Hall
                                    Vice President, Treasurer and
                                          Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer of the Registrant)