Form 10QSB
period 2000-06-30
UNION BANKSHARES LTD
filed 2000-08-04
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  84-0986148
   ------------------------------                  -------------------
   (State of other jurisdiction of                  (I.R.S Employer)
    incorporation of organization)                 Identification No.)

                1825 LAWRENCE STREET, SUITE 444, DENVER, CO 80202

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 298-5352

              (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------
                                   Not Changed
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                    -----  ----

At August 4, 2000, there were 2,386,798 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES    NO X
                                                           -----  ----

                             UNION BANKSHARES, LTD.


                                      INDEX


                                                                        PAGE

PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements........................           3


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................           9


PART II - OTHER INFORMATION...................................          16


SIGNATURES....................................................          17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
JUNE 30,  2000

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEET

                                                                June 30,       December 31,
                ASSETS                                            2000            1999
                                                              (Unaudited)
                                                             -------------     ------------
Cash and cash equivalents:
      Cash and due from banks                                 $ 19,884,000     $ 15,493,000
      Federal funds sold                                        14,100,000               --
                                                              ------------     ------------
          Total cash and cash equivalents                       33,984,000       15,493,000

      Investment securities:
          Investment securities held to maturity                        --       32,908,000
          Investment securities available for sale             120,566,000      110,080,000
          Other  investments                                     2,469,000        1,984,000
                                                              ------------     ------------
                    Total investment securities                123,035,000      144,972,000

      Loans:
          Commercial                                           148,275,000      133,978,000
          Real estate mortgage                                   5,464,000        5,780,000
          Real estate construction                              24,540,000       22,012,000
          Consumer                                              28,092,000       22,855,000
                                                              ------------     ------------
                    Total loans                                206,371,000      184,625,000
          Less:  allowance for loan losses                      (3,126,000)      (2,892,000)
                                                              ------------     ------------
                                                               203,245,000      181,733,000

          Excess of  cost over fair value of net
             assets acquired, net of amortization                6,361,000        6,630,000
          Furniture, equipment and improvements, net             3,133,000        3,309,000
          Accrued interest receivable                            2,715,000        2,586,000
          Other assets                                           3,641,000        3,863,000
                                                              ------------     ------------
      TOTAL ASSETS                                            $376,114,000     $358,586,000
                                                              ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

      Deposits:
          Demand (noninterest -bearing)                       $ 93,082,000     $ 88,392,000
          NOW                                                   28,610,000       27,348,000
          Money Market                                          69,978,000       78,403,000
          Savings                                               18,204,000       19,382,000
          Time                                                  85,395,000       76,530,000
                                                              ------------     ------------
                    Total deposits                             295,269,000      290,055,000

      Federal funds purchased                                           --        8,500,000

      Notes payable                                             48,600,000       28,600,000
      Guaranteed preferred beneficial interests
          in Company's debentures                               10,304,000       10,304,000
      Accrued interest payable                                     526,000          382,000
      Other liabilities                                          1,294,000        1,362,000
                                                              ------------     ------------
                    Total liabilities                          355,993,000      339,203,000


      Stockholders' equity
          Common stock                                               2,000            2,000
          Additional paid in capital                             9,877,000        9,822,000
          Retained earnings                                     12,998,000       11,564,000
          Unrealized depreciation on available for sale
            securities, net of tax                              (2,756,000)      (2,005,000)
                                                              ------------     ------------
                    Total stockholders' equity                  20,121,000       19,383,000
                                                              ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $376,114,000     $358,586,000
                                                              ============     ============

See notes to consolidated financial statements

UNION BANKSHARES, LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                    Six  Months Ended              Three Months Ended
                                                                         June 30,                       June 30,
                                                               ---------------------------     -------------------------
                                                                   2000            1999           2000           1999
                                                                   ----            ----           ----           ----
INTEREST INCOME:
      Interest and fees on loans                               $ 9,859,000     $ 7,051,000     $5,218,000     $3,647,000
      Interest on investment securities:
          U.S. government agencies and corporations              3,868,000       3,229,000      1,877,000      1,748,000
          States and other political subdivisions                  700,000         666,000        345,000        360,000
      Interest on federal funds sold
          and interest bearing deposits at other banks              49,000         227,000         33,000         81,000
                                                                ----------     ----------      ----------     ----------
                    Total interest income                       14,476,000      11,173,000      7,473,000      5,836,000
INTEREST EXPENSE:
      Interest on deposits                                       3,770,000       3,504,000      1,956,000      1,734,000
      Interest on federal funds purchased                           46,000         130,000         32,000        104,000
      Interest on notes payable                                  1,863,000         758,000      1,001,000        437,000
                                                               -----------     -----------     ----------     ----------
                    Total interest expense                       5,679,000       4,392,000      2,989,000      2,275,000
                                                               -----------     -----------     ----------     ----------
NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSS                                                  8,797,000       6,781,000      4,484,000      3,561,000
PROVISION FOR LOAN LOSS                                            136,000          47,000         50,000          2,000
                                                               -----------     -----------     ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSS                                                  8,661,000       6,734,000      4,434,000      3,559,000
NONINTEREST INCOME:
      Service charges                                              389,000         322,000        201,000        155,000
      Gain (loss) on sale of securities available for sale        (359,000)        266,000       (359,000)        93,000
      Other                                                        380,000         351,000        203,000        159,000
                                                               -----------     -----------     ----------     ----------
                    Total non interest income                      410,000         939,000         45,000        407,000
                                                               -----------     -----------     ----------     ----------
NONINTEREST EXPENSE:
      Salaries and employee benefits                             3,881,000       3,550,000      1,904,000      1,820,000
      Amortization of investment in subsidiary
          over net assets acquired                                 269,000         269,000        134,000        134,000
      Occupancy and equipment                                    1,024,000         977,000        522,000        515,000
      Other                                                      2,092,000       2,052,000      1,047,000      1,067,000
                                                               -----------     -----------     ----------     ----------
                    Total non interest expense                   7,266,000       6,848,000      3,607,000      3,536,000
                                                               -----------     -----------     ----------     ----------


INCOME BEFORE INCOME TAX EXPENSE                                 1,805,000         825,000        872,000        430,000
INCOME TAX EXPENSE                                                 369,000         234,000        106,000        133,000
                                                               -----------     -----------     ----------     ----------
NET INCOME                                                     $ 1,436,000     $   591,000     $  766,000     $  297,000
                                                               ===========     ===========     ==========     ==========


EARNINGS PER COMMON SHARE  BASIC
      Net income per share                                     $      0.61     $      0.25     $     0.33     $     0.13
                                                               ===========     ===========     ==========     ==========
      Weighted average number of common shares outstanding       2,373,053       2,348,042      2,368,798      2,350,338
                                                               ===========     ===========     ==========     ==========


EARNINGS PER COMMON SHARE  DILUTED
      Net income per share                                     $      0.55     $      0.23     $     0.29     $     0.11
                                                               ===========     ===========     ==========     ==========
      Weighted average number of common shares outstanding       2,595,341       2,584,824      2,591,086      2,587,121
                                                               ===========     ===========     ==========     ==========


See notes to consolidated financial statements

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(UNAUDITED)


                                                                    Six Months Ended              Three Months Ended
                                                                         June 30,                      June 30,
                                                                 -------------------------      ------------------------
                                                                    2000           1999            2000          1999
                                                                 ----------     ----------      ------------------------

NET  INCOME                                                      $1,436,000     $  591,000      $766,000     $   297,000


OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of
  income  taxes of ($314,000) and ($880,000)                       (534,000)    (1,490,000)     (704,000)     (1,490,000)

Unrealized (depreciation) appreciation on investments
  transferred from held-to-maturity to available-for-sale,
  net of income taxes of ($261,000)                                (443,000)            --            --              --


LESS:  reclassification adjustment for realized
  (gain) losses included in net income, net of
  income taxes of ($133,000) and $(99,000)                          226,000       (167,000)      226,000         -58,000


                                                                 ----------    -----------      --------     -----------
COMPREHENSIVE  INCOME                                            $  685,000    ($1,066,000)     $288,000     ($1,251,000)
                                                                 ==========    ===========      ========     ===========



See notes to consolidated financial statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED



(UNAUDITED)

                                                                        June 30,
                                                              -----------------------------
                                                                  2000              1999
                                                              ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           $  1,704,000     ($ 2,131,000)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from maturities of available-for-sale
          securities                                             6,819,000        4,509,000
       Proceeds from maturities of held-to-maturity
          securities                                                     0       11,076,000
       Proceeds from sale of available-for-sale
          securities                                            18,032,000       16,070,000
       Purchase of available-for-sale securities                (2,742,000)     (67,998,000)
       Purchase of held-to-maturity securities                           0       (3,958,000)
       Purchase of mortgage loans held-for-sale                 (1,716,000)      (6,758,000)
       Proceeds from sale of mortgage loans held-for-sale        1,716,000       11,043,000
       Purchase of other investments                              (486,000)        (942,000)
       Net (increase) decrease in loans                        (21,524,000)     (12,007,000)
       Purchase of furniture and equipment                         (80,000)        -346,000

                                                              ------------     ------------
Net cash provided by (used in) investing activities                 19,000      (49,311,000)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in deposits                           5,214,000       (1,677,000)
        (Decrease) in federal funds purchased                   (8,500,000)              --
       Proceeds from issuance of notes payable                 125,000,000       33,600,000
       Principal repayments of notes payable                  (105,000,000)      (5,000,000)
       Proceeds from issuance of common stock                       54,000           33,000

                                                              ------------     ------------
Net cash provided by financing activities                       16,768,000       26,956,000
                                                              ------------     ------------

Net increase in cash and cash equivalents                       18,491,000      (24,486,000)

Cash and cash equivalents, beginning of year                    15,493,000       45,419,000
                                                              ------------     ------------
Cash and cash equivalents, end of quarter                     $ 33,984,000     $ 20,933,000
                                                              ============     ============


See notes to consolidated financial statements

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000



NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of June 30, 2000 and the Company's results of operations for the three and six months ended
June 30, 2000 and 1999, statements of comprehensive income for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the three and six months ended June 30, 2000 and 1999.

The condensed consolidated balance sheet of the Company as of December 31, 1999, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the June 30, 1999 Consolidated Financial Statements to conform to the June 30, 2000 Consolidated Financial Statements.

NOTE 2.     RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 222,288 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 2000. Earnings per common share were affected by 236,770 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 1999.

NOTE 4.     NOTES PAYABLE

During the first six months of 2000, the Bank entered into 15 advance agreements totaling $125 million with the Federal Home Loan Bank of Topeka ("FHLB") bearing interest rates ranging from 5.82% to 7.04%. During this same period the Bank repaid $105 million of its advances from the FHLB. As of June 30, 2000, FHLB advances outstanding are $48.6 million with $5.0 million maturing August 15, 2000 and $10.0 million maturing each on September 7, 2000, September 11, 2000, October 10, 2000, and November 8, 2000. The remaining $3.6 million matures July 14, 2001 and bears interest at a daily floating rate.

NOTE 5.     SECURITIES HELD TO MATURITY

During June, 2000, in order to maximize the Company's liquidity flexibility, the Company transferred its investment securities held to maturity portfolio with an amortized cost of $31,263,445 and an unrealized loss of $704,434 to investment securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 2000. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1999, and should be read in conjunction therewith.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
1999

OVERVIEW: The Company reported net income of $1,436,000 for the six months ended June 30, 2000, an increase of 143.0% from net income of $591,000 for the first six months of 1999. Earnings were positively impacted in the first six months of 2000 by a $2,016,000 increase in net interest income and a $96,000 increase in service charges and other noninterest income. These improvements were partially offset by an $89,000 increase in provision for loan loss, a $625,000 decrease in gain (loss) on sale of securities available for sale, a $418,000 increase in noninterest expense and a $135,000 increase in income tax expense for the six months ended June 30, 2000. Net income per share (diluted) was $.55 for the six months ended June 30, 2000 compared to $.23 per share for the 1999 period. Return on average assets and average equity were .77% and 14.53%, respectively, for the six months ended June 30, 2000 compared to .37% and 5.73%, respectively, for the first six months of 1999.

During the first six months of 2000, the Company's cash and Federal Funds sold increased $18.5 million, its securities portfolio decreased $21.9 million, its net loan portfolio increased $21.5 million, its deposits decreased $5.2 million, and its notes payable to the FHLB increased $20.0 million. See "Liquidity and Capital Resources" for a discussion of the Company's FHLB borrowings.

The Company's loan growth is a result of increased business development efforts, including the hiring of four new loan officers over the last year, and the continued strong local economy.

INTEREST INCOME: Interest income increased $3,303,000, or 29.6%, to $14,476,000 for the period ended June 30, 2000 from $11,173,000 for the comparable 1999 period. This increase results from a general rise in interest rates and an increase in the Company's interest earning assets, primarily growth in loans, absolutely and as a percentage of interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.74% for the first six months of 2000, which reflects an increase of 80 basis points (each basis point equals 1/100 of 1%) from the comparable 1999 period. The average yield on loans increased from 9.52% in the 1999 period to 10.14% in the 2000 period, and the average yield on securities held by the Company increased from 6.38% in the 1999 period to 6.93% in the 2000 period. Interest income on loans was $2,808,000 greater in the 2000 period, interest income on securities increased $673,000 in the 2000 period and interest income on federal funds sold decreased $178,000 in the 2000 period.

INTEREST EXPENSE: Interest expense increased $1,287,000, or 29.3%, to $5,679,000 for the six months ended June 30, 2000 from $4,392,000 for the six months ended June 30, 1999. This increase is primarily due to an increase in notes payable to the FHLB. Average rates paid on interest bearing deposits increased 21 basis points to 3.79% in the first six months of 2000 from 3.57% in the first six months of 1999.

NET INTEREST INCOME: Net interest income before provision for loan loss was $8,797,000 for the six months ended June 30, 2000, an increase of $2,016,000, or 29.7%, over the first six months of 1999. Net interest margin increased 49 basis points from 4.90% in the 1999 period to 5.39% in the 2000 period. The increase in net interest income is primarily due to a $2,808,000 increase in interest income on loans and a $673,000 increase in interest income on securities, offset by a $178,000 decrease in interest income on Federal Funds sold and a $1,287,000 increase in interest expense. The Company's average cost of funds for the six months ended June 30, 2000 was 51 basis points higher than the comparable 1999 period. The Company's average yield on interest earning assets increased 79 basis points in the 2000 period compared to the 1999 period, from 7.93% to 8.74%.

NONINTEREST INCOME: Noninterest income decreased $529,000, or 56.3%, for the six months ended June 30, 2000 to $410,000 from $939,000 for the six months ended June 30, 1999. This decrease was due to a $625,000 decrease in the gain (loss) on sale of securities available for sale, offset by a $67,000 increase in service charge income and a $29,000 increase in other noninterest income. The decrease in the gain (loss) on the sale of securities available for sale was due to the decline in market value of the securities sold due to the rise in interest rates between the periods.

NONINTEREST EXPENSE: Noninterest expense increased $418,000, or 6.1%, for the first six months of 2000 to $7,266,000 compared to $6,848,000 in the first six months of 1999. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

OVERVIEW: The Company reported net income of $766,000 for the three months ended June 30, 2000, an increase of 158.0% from net income of $297,000 for the comparable 1999 period. Net income was $.30 per share (diluted) for the three month period ended June 30, 2000, compared to $.11 per share (diluted) for the 1999 period. Return on average assets and average equity were .82% and 15.08%, respectively, for the three month period ended June 30, 2000, compared to .37% and 5.74%, respectively, for the 1999 period.

INTEREST INCOME: Interest income increased $1,637,000, or 28.1%, to $7,473,000 for the three month period ended June 30, 2000 from $5,836,000 for the comparable 1999 period. This increase results from a general rise in interest rates and an increase in the Company's interest earning assets, primarily growth in loans, absolutely and as a percentage of interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.93% for the three month period ended June 30, 2000, which reflects an increase of 91 basis points from the comparable 1999 period. The average yield on loans increased from 9.62% in the 1999 period to 10.40% in the 2000 period, and the average yield on securities held by the Company increased from 6.44% in the 1999 period to 6.86% in the 2000 period. Interest income on loans was $1,571,000 greater in the 2000 period, interest income on securities increased $114,000 in the 2000 period and interest income on federal funds sold decreased $48,000 in the 2000 period.

INTEREST EXPENSE: Interest expense increased $714,000, or 31.4%, to $2,989,000 for the three month period ended June 30, 2000 from $2,275,000 for the three month period ended June 30, 1999. This increase was primarily due to a the increase in average rates paid on interest bearing deposit accounts and a $32.4 million increase in average notes payable to the FHLB. Average rates paid on interest bearing deposits increased 41 basis points to 3.93% in the three month period ended June 30, 2000 from 3.52% in the three month period ended June 30, 1999.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,484,000 for the three month period ended June 30, 2000, an increase of $923,000, or 25.9%, over the comparable period of 1999. Net interest margin increased 33 basis points between the periods from 5.09% in the 1999 period to 5.42% in the 2000 period. The increase in net interest income is primarily due to a $1,571,000 increase in interest income on loans and a $114,000 increase in interest income on securities, offset by a $48,000 decrease in interest income on federal funds sold and a $714,000 increase in interest expense. The Company's average cost of funds for the three month period ended June 30, 2000 was 71 basis points higher than in the comparable 1999 period. The Company's average yield on earning assets increased 91 basis points in the 2000 period compared to the 1999 period, from 8.02% to 8.93%.

NONINTEREST INCOME: Noninterest income decreased $362,000, or 88.9%, for the three month period ended June 30, 2000 to $45,000 from $407,000 for the three month period ended June 30, 1999. This decrease was primarily due to a $452,000 decrease in the gain on sale of securities available for sale, offset by a $46,000 increase in service charge income and a $44,000 increase in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $71,000, or 2.0%, for the three month period ended June 30, 2000 to $3,607,000 compared to $3,536,000 in the three month period ended June 30, 1999. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.


PROVISION FOR LOAN LOSS

The Company charged $136,000 to Provision for Loan Loss in the first six months of 2000 and $47,000 for the same period in 1999. The ratio of loan loss reserve to total loans was 1.52% at June 30, 2000 and 1.70% at June 30, 1999. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 4.9% to $376.1 million at June 30, 2000 from $358.6 million at December 31, 1999. During the six months ended June 30, 2000 deposits increased $5.2 million to $295.3 million at June 30, 2000 from $290.1 million at December 31, 1999. None of the Company's deposits at June 30, 2000 were brokered deposits.

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

During the second quarter of 2000, the Bank borrowed $80.0 million from the FHLB with rates ranging from 6.04% to 7.04% and maturities ranging from one day to six months. These borrowings serve as an alternative source of funding to fund current loan growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be advisable. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

During the second quarter of 2000, the Bank repaid $75.0 million of the FHLB loans.

Management anticipates that the Company will continue to rely primarily on customer deposits, sales and maturities of investment securities, loan sales and loan repayments, as well as retained earnings to provide liquidity. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. The Company believes that its customer deposits will continue to provide a strong source of liquidity because of the high percentage of core deposits, many of which are held as compensating balances under long-standing loan relationships. As a secondary source of funds, management uses federal funds and borrowings related to its membership in the FHLB.

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

Total nonperforming assets were $175,000 and $4,000 at June 30, 2000 and December 31, 1999, respectively. Other Real Estate Owned (OREO) was $0 at June 30, 2000 and December 31, 1999. At June 30, 2000, securities available for sale totaled $120.6 million, or 98.0% of the total portfolio and other securities (investment in FHLB stock) totaled $2.5 million, or 2.0% of the total portfolio.

As of June 30, 2000, in order to maximize the Company's liquidity flexibility, the Company has transferred all securities held to maturity to available for sale. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At June 30, 2000, the carrying value of investments available for sale exceeded market value by approximately $4,301,000.

U.S. government securities make up $73.6 million, or 59.8% of the investment portfolio, mortgage backed securities make up $22.1 million, or 18.0% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $24.8 million, or 20.2% of the investment portfolio, and other investments make up $2.5 million, or 2.0% of the investment portfolio at June 30, 2000.

As noted in the Company's Form 10-KSB for the year ended December 31, 1999, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 2000, the dollar duration of the investment portfolio was 4.99 compared to 4.50 at December 31, 1999. While the Company would typically seek to decrease duration in a rising interest rate environment, as discussed above, the Company elected to fund current loan growth through FHLB borrowings rather than sales of investment securities which would have moderated the increase in duration. The Company does not believe its present position results in a material exposure to rising interest rates in view of the current stable interest rate climate. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.

CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $738,000 to $20.1 million at June 30, 2000 from $19.4 million at December 31, 1999. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 10,600 shares of common stock, offset by the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 9.02% at June 30, 2000 and its total qualifying capital to risk weighted assets was 11.38%. As of June 30, 2000 the Bank also exceeded the minimum regulatory risk based capital ratios.

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

                               UNION BANKSHARES, LTD.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 2.   Changes In Securities

          None.


Item 3.   Default Upon Senior Securities

          None.


Item 4.   Submission Of Matters To A Vote Of Securityholders

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits.

               Exhibit 27.  Financial Data Schedule

          Reports on Form 8-K

               None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNION BANKSHARES, LTD.
                                    ----------------------
                                    (Registrant)




August 4, 2000                       /S/ BRUCE E. HALL
                                    ------------------------------------

                                    Bruce E. Hall
                                    Vice President, Treasurer and
                                    Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer of the Registrant)