Form 10QSB
period 2000-09-30
UNION BANKSHARES LTD
filed 2000-10-23
CIK 895688

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes  X   No    .
   ----    ----

At October 24, 2000, there were 2,394,710 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

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

Part I - Financial Information
Item 1 - Financial Statements
September 30, 2000

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED  BALANCE SHEETS

                                                  September 31,    December 31,
               ASSETS                                 2000            1999
                                                  (Unaudited)
                                                 -------------    -------------
Cash and cash equivalents:
Cash and due from banks                          $  18,459,000    $  15,493,000
  Total cash and cash equivalents                   18,459,000       15,493,000

Investment securities:
  Investment securities held to maturity                    --       32,908,000
  Investment securities available for sale         118,876,000      110,080,000
  Other investments                                  2,430,000        1,984,000
       Total investment securities                 121,306,000      144,972,000

Loans:
  Commercial                                       150,423,000      133,978,000
  Real estate mortgage                               5,735,000        5,780,000
  Real estate construction                          26,314,000       22,012,000
  Consumer                                          31,842,000       22,855,000
            Total loans                            214,314,000      184,625,000
  Less: allowance for loan losses                   (3,215,000)      (2,892,000)
                                                   211,099,000      181,733,000

  Excess of  cost over fair value of net
     assets acquired, net of amortization            6,227,000        6,630,000
  Furniture, equipment and improvements, net         3,013,000        3,309,000
  Accrued interest receivable                        3,033,000        2,586,000
  Other assets                                       3,870,000        3,863,000
TOTAL ASSETS                                     $  367,007,00    $ 358,586,000

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand (noninterest-bearing)                   $  95,530,000    $  88,392,000
  NOW                                               28,439,000       27,348,000
  Money Market                                      77,299,000       78,403,000
  Savings                                           17,783,000       19,382,000
  Time                                              90,276,000       76,530,000
            Total deposits                         309,327,000      290,055,000

Federal funds purchased                                     --        8,500,000

FHLB advances                                       23,600,000       28,600,000
Guaranteed preferred beneficial interests
  in Company's debentures                           10,304,000       10,304,000
Accrued interest payable                               468,000          382,000
Other liabilities                                    1,533,000        1,362,000
            Total liabilities                      345,232,000      339,203,000

Stockholders' equity
  Common stock                                           2,000            2,000
  Additional paid in capital                         9,952,000        9,822,000
  Retained earnings                                 13,670,000       11,564,000
  Unrealized depreciation on available
    for sale securities, net of tax                 (1,849,000)      (2,005,000)
            Total stockholders' equity              21,775,000       19,383,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  367,007,00    $ 358,586,000


See notes to consolidated financial statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                                                 Nine months ended             Three months ended
                                                                    September 30,                 September 30,
                                                           ---------------------------     --------------------------
                                                                2000             1999           2000           1999
INTEREST INCOME:
  Interest and fees on loans                               $ 15,362,000    $  11,033,00    $  5,503,00   $  3,982,000
  Interest on investment securities:
     U.S. government agencies and corporations                5,479,000       5,201,000      1,611,000      1,972,000
     States and other political subdivisions                  1,019,000       1,020,000        319,000        354,000
  Interest on federal funds sold
     and interest bearing deposits at other banks               302,000         334,000        253,000        107,000
            Total interest income                             22,162,00      17,588,000      7,686,000      6,415,000
INTEREST EXPENSE:
    Interest on deposits                                      5,981,000       5,284,000      2,211,000      1,780,000
    Interest on federal funds purchased                          84,000         137,000         38,000          7,000
    Interest on notes payable                                 2,824,000       1,458,000        961,000        700,000
            Total interest expense                            8,889,000       6,879,000      3,210,000      2,487,000
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSS                                                13,273,000      10,709,000      4,476,000      3,928,000
PROVISION FOR LOAN LOSS                                         266,000         102,000        130,000         55,000
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS                                                13,007,000      10,607,000      4,346,000      3,873,000
NONINTEREST INCOME:
    Service charges                                             609,000         491,000        220,000        169,000
    Gain (loss) on sale of securities available for sale       (373,000)        266,000         14,000             --
    Other                                                       552,000         531,000        172,000        180,000
            Total non interest income                           788,000       1,288,000        378,000        349,000
NONINTEREST EXPENSE:
    Salaries and employee benefits                            5,878,000       5,387,000      1,997,000      1,837,000
    Amortization of investment in subsidiary
     over net assets acquired                                   404,000         404,000        135,000        135,000
    Occupancy and equipment                                   1,531,000       1,513,000        507,000        536,000
    Other                                                     3,176,000       3,023,000      1,084,000        971,000
            Total non interest expense                        10,989,00      10,327,000      3,723,000      3,479,000

INCOME BEFORE INCOME TAX EXPENSE                              2,806,000       1,568,000      1,001,000        743,000
INCOME TAX EXPENSE                                              698,000         514,000        329,000        280,000
NET INCOME                                                    $2,108,00    $  1,054,000    $   672,000   $    463,000

EARNINGS PER COMMON SHARE BASIC
    Net income per share                                   $       0.88    $       0.45    $      0.27   $       0.20
    Weighted average number of
     common shares outstanding                                2,385,540       2,348,875      2,392,439      2,350,514

EARNINGS PER COMMON SHARE DILUTED
    Net income per share                                   $       0.81    $       0.40    $      0.26   $       0.17
    Weighted average number of
      common shares outstanding                               2,588,347       2,634,270      2,595,246      2,635,909


See notes to consolidated financial statements

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

 (Unaudited)


                                                         Nine months  ended          Three months  ended
                                                            September 30,                September 30,
                                                     -----------    -----------    -----------   -----------
                                                         2000           1999          2000           1999
                                                     -----------    -----------    -----------   -----------
NET  INCOME                                          $ 2,108,000    $ 1,054,000    $   672,000   $   463,000

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income
  taxes of $214,000, $1,030,000, $527,000
  and $(200,000)                                         362,000     (1,753,000)       898,000      (340,000)

Unrealized (depreciation) appreciation on
  investments transferred from held-to-maturity
  to available-for-sale, net of income taxes
  of $260,000                                           (443,000)            --             --            --

Reclassification adjustment for realized
  (gain) losses included in net income, net of
  income taxes of ($138,000), $(99,000) and $5,000       235,000       (167,000)         9,000            --

COMPREHENSIVE INCOME                                 $ 2,262,000    $  (866,000)   $  1,579,00   $   123,000



See notes to consolidated financial statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED


(Unaudited)

                                                              September 30,
                                                      ------------------------------
                                                           2000             1999
                                                      -------------    -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $   4,274,000    $  (1,591,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of available-for-sale
    securities                                            5,958,000       12,639,000
 Proceeds from maturities of held-to-maturity
    securities                                                   --        5,996,000
 Proceeds from sale of available-for-sale
    securities                                           20,452,000       17,149,000
 Purchase of available-for-sale securities               (2,742,000)     (75,320,000)
 Purchase of held-to-maturity                                    --       (3,958,000)
 Purchase of mortgage loans held-for-sale                (2,795,000)      (9,389,000)
 Proceeds from sale of mortgage loans
 held-for-sale                                            2,416,000       13,674,000
 Purchase of other investments                             (446,000)        (961,000)
 Net (increase) in loans                                (29,955,000)     (20,674,000)
 Purchase of furniture and equipment                        (96,000)        (548,000)
 Proceeds from sale of other real estate owned                   --          150,000
Net cash provided by (used in) investing activities      (7,208,000)     (61,242,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in deposits                         19,272,000       20,509,000
  (Decrease) in federal funds purchased                  (8,500,000)              --
 Proceeds from FHLB advances                            125,000,000       33,600,000
 Principal repayments of FHLB advances                 (130,000,000)     (15,000,000)
 Proceeds from issuance of common stock                     128,000           33,000

Net cash provided by financing activities                 5,900,000       39,142,000

Net increase in cash and cash equivalents                 2,966,000      (23,691,000)

Cash and cash equivalents, beginning of year             15,493,000       45,419,000
Cash and cash equivalents, end of quarter             $  18,459,000    $  21,728,000


See notes to consolidated financial statements

                    UNION BANKSHARES, LTD. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 2000 and the Company's results of operations for the three and nine months ended September 30, 2000 and 1999, statements of comprehensive income for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999.

The consolidated balance sheet of the Company as of December 31, 1999, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the September 30, 1999 Consolidated Financial Statements to conform to the September 30, 2000 Consolidated Financial Statements.

NOTE 2.     RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.     EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 202,807 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 2000. Earnings per common share were affected by 285,395 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 1999.

NOTE 4.     NOTES PAYABLE

During the first nine months of 2000, the Bank entered into 15 advance agreements totaling $125 million with the Federal Home Loan Bank of Topeka bearing interest rates ranging from 5.82% to 7.04%. During this same period the Bank repaid $130 million of its advances from the FHLB. As of September 30, 2000, FHLB advances outstanding are $23.6 million with $10.0 million maturing each on October 10, 2000, and November 8, 2000. The remaining $3.6 million matures July 14, 2001 and bears interest at a daily floating rate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the third quarter and nine months ended September 30, 2000. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 1999, and should be read in conjunction therewith.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW: The Company reported net income of $2,108,000 for the nine months ended September 30, 2000, an increase of 100.0% from net income of $1,054,000 for the first nine months of 1999. Earnings were positively impacted in the first nine months of 2000 by a $2,564,000 increase in net interest income and a $139,000 increase in service charges and other noninterest income. These improvements were partially offset by a $164,000 increase in provision for loan loss, a $639,000 decrease in gain (loss) on sale of securities available for sale, a $662,000 increase in noninterest expense and a $184,000 increase in income tax expense for the period. Net income per share (diluted) was $.81 for the nine months ended September 30, 2000 compared to $.40 per share for the 1999 period. Return on average assets and average equity were .75% and 14.22%, respectively, for the nine months ended September 30, 2000 compared to .43% and 6.94%, respectively, for the first nine months of 1999.

During the first nine months of 2000, the Company's cash increased $3.0 million, its securities portfolio decreased $23.7 million, its net loan portfolio increased $29.4 million, its deposits increased $19.3 million, federal funds purchased decreased $8.5 million and its notes payable to the FHLB decreased $5.0 million. See "Liquidity and Capital Resources" for a discussion of the Company's FHLB borrowings.

The Company's loan growth is a result of increased business development efforts, including the hiring of four new loan officers over the last year, and the continued strong local economy.

INTEREST INCOME: Interest income increased $4,574,000, or 26.0%, to $22,162,000 for the period ended September 30, 2000 from $17,588,000 for the comparable 1999 period. This increase results from a general rise in interest rates and an increase in the Company's interest earning assets, primarily growth in loans, absolutely and as a percentage of interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.81% for the first nine months of 2000, which reflects an increase of 80 basis points (each basis point equals 1/100 of 1%) from the comparable 1999 period. The average yield on loans increased from 9.56% in the 1999 period to 10.23% in the 2000 period, and the average yield on securities held by the Company increased from 6.49% in the 1999 period to 6.90% in the 2000 period. Interest income on loans was $4,329,000 greater in the 2000 period, interest income on securities increased $277,000 in the 2000 period and interest income on federal funds sold decreased $32,000 in the 2000 period.

INTEREST EXPENSE: Interest expense increased $2,010,000, or 29.2%, to $8,889,000 for the nine months ended September 30, 2000 from $6,879,000 for the nine months ended September 30, 1999. This increase is primarily due to an increase in notes payable to the FHLB and an increase in interest bearing deposits. Average rates paid on interest bearing deposits increased 34 basis points to 3.89% and on notes payable to the FHLB increased 91 basis points to 6.56% in the nine month period ended September 30, 2000, from 3.55% and 5.65%, respectively, in the nine month period ended September 30, 1999.

NET INTEREST INCOME: Net interest income before provision for loan loss was $13,273,000 for the nine months ended September 30, 2000, an increase of $2,564,000, or 23.9%, over the first nine months of 1999. Net interest margin increased 41 basis points from 4.96% in the 1999 period to 5.37% in the 2000 period. The increase in net interest income is primarily due to a $4,329,000 increase in interest income on loans and a $277,000 increase in interest income on securities, offset by a $32,000 decrease in interest income on Federal Funds sold and a $2,010,000 increase in interest expense. The Company's average cost of funds for the nine months ended September 30, 2000 was 59 basis points higher than the comparable 1999 period. The Company's average yield on interest earning assets increased 80 basis points in the 2000 period compared to the 1999 period, from 8.01% to 8.81%.

NONINTEREST INCOME: Noninterest income decreased $500,000, or 38.8%, for the nine months ended September 30, 2000 to $788,000 from $1,288,000 for the nine months ended September 30, 1999. This decrease was due to a $639,000 decrease in the gain (loss) on sale of securities available for sale, offset by a $118,000 increase in service charge income and a $21,000 increase in other noninterest income. The decrease in the gain (loss) on the sale of securities available for sale was due to the decline in market value of the securities sold due to the rise in interest rates between the periods.

NONINTEREST EXPENSE: Noninterest expense increased $662,000, or 6.4%, for the first nine months of 2000 to $10,989,000 compared to $10,327,000 in the first nine months of 1999. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases. Average rates paid on interest bearing deposits increased 34 basis points to 3.89% and on notes payable to the FHLB increased 196 basis points to 7.03% in the nine month period ended September 30, 2000, from 3.55% and %, respectively, in the three month period ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


OVERVIEW: The Company reported net income of $672,000 for the three months ended September 30, 2000, an increase of 45.1% from net income of $463,000 for the comparable 1999 period. Net income was $.26 per share (diluted) for the three month period ended September 30, 2000, compared to $.17 per share (diluted) for the 1999 period. Return on average assets and average equity were .71% and 12.98%, respectively, for the three month period ended September 30, 2000, compared to .53% and 9.48%, respectively, for the 1999 period.

INTEREST INCOME: Interest income increased $1,271,000, or 19.8%, to $7,686,000 for the three month period ended September 30, 2000 from $6,415,000 for the comparable 1999 period. This increase results from a general rise in interest rates and an increase in the Company's interest earning assets, primarily growth in loans, absolutely and as a percentage of interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 9.00% for the three month period ended September 30, 2000, which reflects an increase of 85 basis points from the comparable 1999 period. The average yield on loans increased from 9.63% in the 1999 period to 10.38% in the 2000 period, and the average yield on securities held by the Company increased from 6.69% in the 1999 period to 6.88% in the 2000 period. Interest income on loans was $1,521,000 greater in the 2000 period, interest income on securities decreased $396,000 in the 2000 period and interest income on federal funds sold increased $146,000 in the 2000 period.

INTEREST EXPENSE: Interest expense increased $723,000, or 29.1%, to $3,210,000 for the three month period ended September 30, 2000 from $2,487,000 for the three month period ended September 30, 1999. This increase was primarily due to the increase in average rates paid on interest bearing deposit accounts and average notes payable to the FHLB and a $7.3 million increase in average notes payable to the FHLB. Average rates paid on interest bearing deposits increased 63 basis points to 4.14% and on notes payable to the FHLB increased 155 basis points to 7.03% in the three month period ended September 30, 2000, from 3.51% and 5.48%, respectively, in the three month period ended September 30, 1999.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,476,000 for the three month period ended September 30, 2000, an increase of $548,000, or 14.0%, over the comparable period of 1999. Net interest margin increased 24 basis points between the periods from 5.07% in the 1999 period to 5.31% in the 2000 period. The increase in net interest income is primarily due to a $1,521,000 increase in interest income on loans and a $146,000 increase in interest income on federal funds sold, offset by a $396,000 decrease in interest income on securities and a $723,000 increase in interest expense. The Company's average cost of funds for the three month period ended September 30, 2000 was 76 basis points higher than in the comparable 1999 period. The Company's average yield on earning assets increased 85 basis points in the 2000 period compared to the 1999 period, from 8.15% to 9.00%.

NONINTEREST INCOME: Noninterest income increased $29,000, or 8.3%, for the three month period ended September 30, 2000 to $378,000 from $349,000 for the three month period ended September 30, 1999. This increase was primarily due to a $51,000 increase in service charge income offset by an $8,000 decrease in other noninterest income and a $14,000 decrease in the gain on sale of securities available for sale.

NONINTEREST EXPENSE: Noninterest expense increased $244,000, or 7.0%, for the three month period ended September 30, 2000 to $3,723,000 compared to $3,479,000 in the three month period ended September 30, 1999. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.


PROVISION FOR LOAN LOSS

The Company charged $266,000 to Provision for Loan Loss in the first nine months of 2000 and $102,000 for the same period in 1999. The ratio of loan loss reserve to total loans was 1.50% at September 30, 2000 and 1.63% at September 30, 1999. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 2.3% to $367.0 million at September 30, 2000 from $358.6 million at December 31, 1999. During the nine months ended September 30, 2000 deposits increased $19.2 million to $309.3 million at September 30, 2000 from $290.1 million at December 31, 1999. None of the Company's deposits at September 30, 2000 were brokered deposits.

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

At September 30, 2000, FHLB advances outstanding are $23.6 million with $10.0 million maturing each on October 10, 2000, and November 8, 2000. The remaining $3.6 million matures July 14, 2001 and bears interest at a daily floating rate. During the third quarter of 2000, the Bank did not borrow additional funds from the FHLB. These borrowings serve as an alternative source of funding to fund current loan growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be advisable. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

During the third quarter of 2000, the Bank repaid $25.0 million of the FHLB loans.

Management anticipates that the Company will continue to rely primarily on customer deposits, sales and maturities of investment securities, loan sales and loan repayments, as well as retained earnings to provide liquidity. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. The Company believes that its customer deposits will continue to provide a strong source of liquidity because of the high percentage of core deposits, many of which are held as compensating balances under long-standing loan relationships. As another source of funds, management uses federal funds and borrowings related to its membership in the FHLB.

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

Total nonperforming assets were $54,000 and $4,000 at September 30, 2000 and December 31, 1999, respectively. Other Real Estate Owned (OREO) was $0 at September 30, 2000 and December 31, 1999. At September 30, 2000, securities available for sale totaled $118.9 million, or 98.0% of the total portfolio and other securities (investment in FHLB stock) totaled $2.4 million, or 2.0% of the total portfolio. As of September 30, 2000, in order to maximize liquidity flexibility, the Company has transferred all securities held to maturity to available for sale. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are carried at this value. At September 30, 2000, the amortized cost of investments available for sale exceeded market value by approximately $2,927,000.

U.S. government securities make up $74.5 million, or 61.4% of the investment portfolio, mortgage backed securities make up $20.3 million, or 16.8% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $24.1 million, or 19.8% of the investment portfolio, and other investments make up $2.4 million, or 2.0% of the investment portfolio at September 30, 2000.

As noted in the Company's Form 10-KSB for the year ended December 31, 1999, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position"

(i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 2000, the dollar duration of the investment portfolio was 4.81 compared to 4.50 at December 31, 1999. While the Company would typically seek to decrease duration in a rising interest rate environment, as discussed above, the Company elected to fund current loan growth through FHLB borrowings rather than sales of investment securities which would have moderated the increase in duration. The Company does not believe its present position results in a material exposure to rising interest rates in view of the current stable interest rate climate. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.

CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $2,392,000 to $21.8 million at September 30, 2000 from $19.4 million at December 31, 1999. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 18,512 shares of common stock, and increased by the net effect of FAS 115 which requires the Company to mark its available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 9.57% at September 30, 2000 and its total qualifying capital to risk weighted assets was 12.03%. As of September 30, 2000 the Bank also exceeded the minimum regulatory risk based capital ratios.


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

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.     Changes In Securities

      None

Item 3.     Default Upon Senior Securities

      None

Item 4.     Submission Of Matters To A Vote Of Securityholders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      Exhibits

            Exhibit 27.  Financial Data Schedule

      Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNION BANKSHARES, LTD.
                                    (Registrant)






October 24, 2000                    /s/ Bruce E. Hall
                                    --------------------------------

                                    Bruce E. Hall
                                    Vice President, Treasurer and
                                      Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer of the Registrant)