Form 10KSB
period 2000-12-31
UNION BANKSHARES LTD
filed 2001-03-30
CIK 895688

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-KSB
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from __________ to __________

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

                                       X
                                      ---

      The Registrant's gross revenues for the fiscal year ended December 31, 2000 totaled $31.1 million.

      The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $13.25 per share as of March 20, 2001, was approximately $13,691,000.

      As of March 20, 2001, there were outstanding 2,399,794 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2001, are incorporated by reference into Part III as specified.

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

                             UNION BANKSHARES, LTD.

                                TABLE OF CONTENTS
                                                                          PAGE

PART I

Item 1.  Business............................................................1

Item 2.  Properties.........................................................25

Item 3.  Legal Proceedings..................................................27

Item 4.  Submission of Matters to a Vote of Security Holders................27

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters...........27

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................28

Item 7.  Financial Statements...............................................40

Item 8.  Changes In and Disagreements With Accountants On Accounting
         and Financial Disclosure...........................................40

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................41

Item 10. Executive Compensation.............................................41

Item 11. Security Ownership of Certain Beneficial Owners and Management.....41

Item 12. Certain Relationships and Related Transactions.....................41

Item 13. Exhibits and Reports on Form 8-K...................................42

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

      The Bank has maintained its emphasis on asset quality and capital preservation by following conservative loan underwriting standards that have allowed it to avoid excessive loan losses. The Bank's ratios of nonperforming assets to capital and to total assets were 1.39% and 0.09%, respectively, at December 31, 2000.

      On March 17, 2000, the Company announced that it and Gold Banc Corporation Inc. ("Gold Banc") had mutually agreed to terminate their merger agreement pursuant to which Gold Banc would have acquired the Company. The Company also announced that it would repurchase up to 200,000 shares of its Common Stock in open market or privately negotiated transactions. To date, the Company has not purchased any common stock pursuant to this plan.

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

OPERATING STRATEGY

      The Company's strategy as an independent one-bank holding company has been carried out through the operations of the Bank, including its branches. The Bank, under the direction of the Company, emphasizes local relationship banking for small and medium-sized businesses and individuals. The Bank's operating strategies include:

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

      Personal Attention and Professional Service. The Bank's customer-oriented strategy is one of providing customers with personal attention and professional service by involving all employees in supporting the Bank's programs that are directed at providing exceptional customer service and empowering employees to make decisions to enhance customer satisfaction. The Bank measures staff performance in these areas by engaging "mystery shoppers" (persons posing as customers) throughout the year.

      Under the Bank's Officer Call Program, which was originally implemented in 1986, lending officers call on existing customers and prospects on a regular basis. At these calls, the officers seek to develop a better understanding of the business issues faced by the customer and can discuss services which the Bank can provide to help them address their needs. In September 2000, the Company conducted a one day commercial customer Expo. The Expo drew 85 exhibitors and several hundred attendees. The Expo is free to the Bank's commercial customers and received high praise for the exposure it provided to the exhibitors.

      The Bank requests customer feedback on customer communication pieces such as direct mail pieces, mailings in monthly statements and through the Bank's recorded on-hold message system. Customers are encouraged to speak or write freely with respect to both positive and negative aspects of the Bank's service. On the Bank's new website is a section for contacting the Bank with questions, concerns or simple inquiries about the Bank. The contact site is monitored by members of the Bank's staff several times throughout each business day in order to respond in a timely manner to any website contacts.

      The Bank directly solicits specific feedback from customers in a number of ways. Each customer, whether new or existing, who opens an account at the Bank is mailed a letter thanking them for their business and asking them to fill out a short service quality and product questionnaire. This past year, the Bank direct mailed a more in-depth service and product questionnaire to approximately 2,000 of the Bank's customers, as well as conducted three focus groups to ascertain customer satisfaction, product needs and service suggestions.

      The Bank has taken a more proactive step in touting its level of personal service through increased, targeted advertising. Advertising geared toward the business community has emphasized that the Bank gives its customers the choice of a high quality personal touch and/or state of the art technological capabilities such as online banking.

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


GROWTH STRATEGY

      The Company has focused on growth as an independent entity and adopted an aggressive internal growth strategy through establishing full-service branches in locations in the Denver metropolitan area that will reach small and medium-sized businesses in each location. The Bank's six existing full-service branches are structured to provide complete banking services in each location and each branch is headed by a branch president or branch manager with responsibility and authority to service the banking and lending needs of the local business. This structure compliments the Bank's philosophy of customer-to-staff-to-management direction so that the Bank responds to customer input rather than the customer being asked to respond to the Bank without having the opportunity to give input.

      In July 1994, the Bank opened its first branch in the Lakeside area of metropolitan Denver. Since then, the Bank has opened branches in the University Hills area in March 1995, the Lakewood area in December 1995, the Littleton area in May 1998 and the Golden area in October 1998. In addition, the Bank acquired Lakewood State Bank in December 1998, which the Bank developed into its sixth branch and is operating such branch as Union Bank & Trust Southwest. Each of these branches has been well-received by its respective community. The following table sets forth the deposits attracted and the loans made by the Bank and each of its six branches as of December 31, 2000.

                                  DECEMBER 31, 2000
                             ---------------------------
                             DEPOSITS           LOANS
                             ---------        ----------
                                (DOLLARS IN MILLIONS)

Main                       $     139.7      $      100.3
Lakeside                          35.1               7.1
University Hills                  27.0               9.1
Lakewood                          26.1              28.8
Littleton                         12.9              18.2
Golden                             9.7               4.3
Southwest                         64.8              49.0
                             ---------        ----------
      Total                $     315.3      $      216.8
                             =========        ==========


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

      As with the metropolitan Denver economy, the Colorado economy has become more diversified over the past decade. An increase in tourism and international trade, together with growth in the small manufacturing and high technology industries, has broadened the economic base of Colorado. Although the Company anticipates continued economic growth in metropolitan Denver and in Colorado, there can be no assurance that growth will continue at or near the rates recently experienced.


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

      The Bank's loan officers have an average of over 16 years lending experience and are committed to the lending profession. The loan officer staff includes 3 past presidents of the Rocky Mountain Chapter of Robert Morris Associates (the national organization of bank credit officers).

      Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan, aggregate dollar amount and percentage of total loans at the dates indicated.


                                                                           DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                  2000                 1999                   1998                 1997                  1996
                           ------------------   -------------------   --------------------  -------------------   ------------------
                            AMOUNT      %        AMOUNT        %       AMOUNT        %        AMOUNT       %       AMOUNT       %
                           ---------  -------   ---------   -------   ---------   --------  ----------   ------   ---------  -------
                                                                             (DOLLARS IN THOUSANDS)
                                      -------   ---------   -------   ---------   --------  ----------   ------   ---------  -------
Commercial loans........   $ 153,727     72.0   $ 133,978      73.7   $ 105,618       73.1  $   87,929     72.1   $  70,631     71.4
Real estate-
    construction loans..      26,955     12.6      22,012      12.1      12,881        8.9       9,625      7.9       5,758      5.8
Real estate-
    mortgage loans......       4,372      2.0       5,780       3.2       4,101        2.8       4,297      4.5       5,489      5.5
Consumer loans..........      31,754     14.9      22,855      12.6      24,595       17.0      20,933     17.2      18,854     19.1
                           ---------  -------   ---------   -------   ---------   --------  ----------   ------   ---------  -------
        Total...........     216,908    101.5     184,625     101.6     147,195      101.9     122,784    101.7     100,732    101.8
Less allowance for
     loan losses........     (3,286)    (1.5)     (2,892)     (1.6)     (2,678)      (1.9)     (2,125)    (1.7)     (1,754)    (1.8)
                           ---------  -------   ---------   -------   ---------   --------  ----------   ------   ---------  -------
Loans receivable, net...   $ 213,522    100.0   $ 181,733     100.0   $ 144,517      100.0  $  120,659    100.0   $  98,978    100.0
                           =========  =======   =========   =======   =========   ========  ==========   ======   =========  =======


      Commercial Loans. Commercial lending is the Bank's primary focus and the strength of its lending activity. The Bank's areas of emphasis include, but are not limited to, loans to building contractors, wholesalers, manufacturers, business services companies and energy-related businesses. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates. Commercial loans outstanding were $153.7 million at December 31, 2000 compared to $134.0 million at December 31, 1999. Many of the Bank's commercial loans are extended to small business customers. The primary repayment risk is the failure of the business due to economic or financial factors. In most cases the Bank has taken security and receives personal guarantees to help assure an alternative source of repayment.

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

      The Bank also provides acquisition and development, land and lot loans using conservative underwriting guidelines and specific concentration benchmarks in relation to capital set from time to time by Bank management. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. In addition, construction loans generally are made where a conservative loan-to-value ratio exists. These loans are frequently backed by personal guarantees and other collateral that provide an alternative source of repayment. The Bank further attempts to limit its risk through adherence to conservative underwriting procedures and by using only state licensed or certified appraisers on all loans above $250,000. The Bank's real estate construction loans outstanding were $27.0 million at December 31, 2000, compared to $22.0 million at December 31, 1999.

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

      From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 2000, 1999, and 1998, the Bank earned interest income on such loans of $10,000, $28,000, and $144,000, respectively. During the years ended December 31, 2000, 1999, and 1998, the Bank purchased loans in the amounts of $4.8 million, $9.4 million and $48.4 million and sold loans in the amounts of $4.8 million, $13.7 million and $44.1 million. All loans sold back to the mortgage company are without recourse to the Bank.

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

      Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank provides as a service to its business customers and their employees the choice of dealing with the same loan officer for consumer and business matters. This service has been well received by new business customers and their employees who, in dealing with large holding company banks, have frequently had to deal with a variety of different officers for different types of transactions. Consumer loans outstanding were $31.8 million and $22.9 million at December 31, 2000 and 1999, respectively. During 2000, the Bank instituted a program to purchase dealer initiated loans. At December 31, 2000, the total loans from this program were $7.5 million. The branches have a higher ratio of consumer loans to commercial loans than the main Bank has historically experienced. Management expects that this will continue in the future.

      Commitments and Contingent Liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit as described in Note 10 of the Notes to Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. It is management's policy not to commit to extend credit at below market interest rates.

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

      Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of its unimpaired capital, surplus, undivided profits and loan loss reserve ($4.5 million at December 31, 2000). The Bank utilizes a guidepost "house limit" on loans to any borrower of $2,500,000, which has occasionally been exceeded. The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits. Total loan participations sold as of December 31, 2000 and 1999 were $2,683,000 and $1,268,000, respectively.

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


                                                    DECEMBER 31,
                                ------------------------------------------------
                                  2000      1999      1998     1997      1996
                                --------  --------- -------- --------- ---------
                                                  (DOLLARS IN THOUSANDS)
Past due 90 days or more........$   265  $       3 $      -- $      --  $     --
Nonaccrual loans................     70          4        16        23        14
Restructured loans..............     --         --        --        --        --
                                -------  --------- --------- --------- ---------
Total nonperforming loans.......    335          7        16        23        14
Foreclosed assets held for sale      --         --       158        --        --
                                -------  --------- --------- --------- ---------
  Total nonperforming assets....$   335  $       7 $     174 $      23 $      14
                                =======  ========= ========= ========= =========
Ratio of total nonperforming
  to total assets...............  0.09%     l0.00%     0.06%     0.01%     0.01%
Ratio of total nonperforming
  to total loans................  0.15%      0.00%     0.12%     0.02%     0.01%
Ratio of allowance for loan
  to total nonperforming loans..980.90%  41,314.28% 1539.08%  9239.13% 12528.57%


      Past Due, Nonaccrual and Impaired Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only if all principal has been collected or principal collection is assured. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, unless the loan is well secured, is in the process of being collected and the Bank's Loan Committee has approved maintaining the loan on an accrual basis, which in practice is rarely done. At December 31, 2000, the Company had $70,000 of loans accounted for on a non-accrual basis compared to $4,000 and $16,000 at December 31, 1999 and 1998, respectively.

      Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 2000, 1999 and 1998, respectively.

      Impaired loans, which include nonaccrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms total $5,112,000 and $2,985,000 at December 31, 2000 and 1999, respectively. An allowance for loan loss of $767,000 and $450,000 relates to impaired loans at December 31, 2000 and 1999, respectively. Interest of $410,000 and $261,000 was recognized on average impaired loans of $4,143,000 and $2,851,000 for 2000 and 1999, respectively.

      Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in noninterest expense, net. At December 31, 2000 and 1999, the Company had no foreclosed assets held for sale.


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

      The following table sets forth information regarding changes in the Company's allowance for loan losses for the periods indicated.

                                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                               2000         1999         1998           1997          1996
                                            -----------  ----------- ------------    -----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses at
   beginning of period......................$     2,892  $     2,678 $      2,125    $     1,754   $    1,448
                                            -----------  ----------- ------------    -----------   ----------

   Charge-offs:
     Commercial loans.......................        170            7           69             13           17
     Real estate -- construction loans......         --           --           13             --           --
     Real estate -- mortgage loans..........         --           --           --             --           --
     Consumer loans.........................         44           20            4             11           12
                                            -----------  ----------- ------------    -----------   ----------
   Total charge-offs........................        214           27           86             24           29
                                            -----------  ----------- ------------    -----------   ----------

   Recoveries:
     Commercial loans.......................        216            9            5             35           50
     Real estate -- construction loans......         --           --           --             --           --
     Real estate -- mortgage loans..........         --           --           --             --           --
     Consumer loans.........................         11            5            6             --           --
                                            -----------  ----------- ------------    -----------   ----------
   Total recoveries.........................        227           14           11             35           50
                                            -----------  ----------- ------------    -----------   ----------
   Net charge-offs (recoveries).............        (13)          13           75            (11)         (21)
                                            -----------  ----------- ------------    -----------   ----------
   Provisions for loan losses...............        381          227          278            360          285
                                            -----------  ----------- ------------    -----------   ----------
   Additions to allowance for loan loss(1)..         --           --          350             --           --
                                            -----------  ----------- ------------    -----------   ----------
Balance of allowance for loan losses at end
   of period................................$     3,286  $     2,892 $      2,678    $     2,125   $    1,754
                                            ===========  =========== ============    ===========   ==========
Ratio of net charge-offs (recoveries)
   to average loans.........................    (0.01)%        0.01%        0.06%         (0.01%)       (0.02%)
   Average loans outstanding during the
     period.................................$  204,297  $   159,684 $    127,262    $    113,043   $   91,586


----------------------

(1)Additional allowance for loan loss resulting from acquisition of Lakewood State Bank.

      The following table sets forth the allowance for loan losses by loan category, based upon management's assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.


                                                                     DECEMBER 31,
                    --------------------------------------------------------------------------------------------------------------
                             2000                   1999                  1998                 1997                  1996
                     ---------------------  --------------------  -------------------- --------------------- ---------------------
                                 LOANS IN              LOANS IN              LOANS IN              LOANS IN              LOANS IN
                                CATEGORY AS            CATEGORY              CATEGORY              CATEGORY              CATEGORY
                                    A                    AS A                  AS A                  AS A                  AS A
                       AMOUNT   PERCENTAGE   AMOUNT    PERCENTAGE  AMOUNT   PERCENTAGE  AMOUNT    PERCENTAGE  AMOUNT    PERCENTAGE
                         OF      OF GROSS      OF      OF GROSS      OF      OF GROSS     OF       OF GROSS      OF      OF GROSS
                     ALLOWANCE    LOANS     ALLOWANCE    LOANS    ALLOWANCE   LOANS    ALLOWANCE    LOANS    ALLOWANCE    LOANS
                     ---------- ----------  ---------  ---------  --------- ---------- ---------  ---------- ---------- ----------
                                                                (DOLLARS IN THOUSANDS)
                     ---------- ----------  ---------  ---------  --------- ---------- ---------  ---------- ---------- ----------
Commercial loans.... $    2,414      71.0%     $2,412      72.6%     $1,922      71.7%    $1,506       70.9% $    1,293      70.2%
Real estate --
construction loans..        539      12.4%         73      11.9%        234       8.8%       165        7.7%         39       5.7%
Real estate -
 mortgage loans.....         15       2.0%         87       3.1%         75       2.8%        95        4.5%        157       5.4%
Consumer loans......        318      14.6%        320      12.4%        447      16.7%       359       16.9%        265      18.7%
                     ---------- ----------  ---------  ---------  --------- ---------- ---------  ---------- ---------- ----------
   Total............ $    3,286     100.0%     $2,892     100.0%     $2,678     100.0%    $2,125      100.0% $    1,754     100.0%
                     ========== ==========  =========  =========  ========= ========== =========  ========== ========== ==========



INVESTMENT ACTIVITIES

      The Company maintains a securities portfolio comprised primarily of U.S. government securities, municipal securities and other investment securities. The Company manages its investment portfolio to (i) maximize safety and soundness,
(ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank's Asset and Liability Management Committee, which is made up of the Bank's Chairman of the Board and Chief Executive Officer, its President, its Executive Vice President of Lending, its Executive Vice President of Finance, its Senior Vice President of Operations, and its Vice President and Controller, oversees the Bank's investment portfolio with the assistance of an outside consultant. The Bank uses a measurement known as dollar duration to analyze its exposure to interest rate risk. Dollar duration measures the percentage loss or gain that the portfolio will sustain with each 100 basis point parallel shift in interest rates. In 2000, the Bank increased the dollar duration of its portfolio as interest rates remained relatively steady through the first two quarters, then increased during the last two quarters, and the investments which matured were replaced with new investments with slightly higher yields and longer maturities. In 2000, the Bank modestly increased the dollar duration of its portfolio as interest rates increased in the first two quarters, then remained relatively steady during the last two quarters, and the investments which matured were replaced with new investments with higher yields and longer maturities. As a result, the Bank has a relatively higher exposure to increased interest rates at this time than at year-end 1999. During June 2000, in order to maximize the Company's liquidity flexibility, the Company transferred its investment securities held to maturity portfolio with an amortized cost of $31,253,445 and an unrealized loss of $704,434 to investment securities available for sale. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

      The table below provides the amortized cost and fair value of the Company's investment securities at each of the dates indicated.


                                                                   DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                            2000                          1999                       1998
                                  -------------------------     ------------------------  --------------------------
                                   AMORTIZED                    AMORTIZED    FAIR VALUE    AMORTIZED
                                     COST       FAIR VALUE         COST                       COST       FAIR VALUE
                                  -----------  ------------     ----------   -----------  ------------  ------------
                                                              (DOLLARS IN THOUSANDS)
Held to Maturity:
     U.S. government agencies
       and corporations........   $         0  $          0     $   29,176   $    28,299  $     21,591  $     22,080
     Obligations of states and
       Political subdivisions..             0             0          3,732         3,834         5,878         6,340
                                  -----------  ------------     ----------   -----------  ------------  ------------
                                            0             0         32,908        32,133        27,469        28,420
                                  -----------  ------------     ----------   -----------  ------------  ------------
Available for Sale:
     U.S. government agencies
       and corporations........   $   106,452  $    105,862     $   90,071   $    87,028  $     54,438  $     54,704
     U.S. Treasury securities..             -             -              -             -         3,611         3,659
     Obligations of states and
       political subdivisions..        24,232        24,487         23,195        23,052        18,482        19,231
     Commercial paper..........             -             -              -             -             -             -
                                  -----------  ------------     ----------   -----------  ------------  ------------
                                      130,684       130,349        113,266       110,080        76,531        77,594
                                  -----------  ------------     ----------   -----------  ------------  ------------

     Total.....................   $   130,684  $    130,349     $  146,174   $142,213     $    104,000  $    106,014
                                  ===========  ============     ==========   ===========  ============  ============


      The following table sets forth the securities held by the Company which (other than U.S. government securities) make up more than ten percent of stockholders' equity:


                                         DECEMBER 31, 2000
                                       ----------------------
                                        AMORTIZED
                                          COST      FAIR VALUE
                                       ----------   ---------
                                       (DOLLARS IN THOUSANDS)

Cherokee Colorado Water District...    $    2,485   $   2,474
                                       ----------   ---------

TOTAL...............................   $    2,485   $   2,474
                                       ==========   =========

      The following tables provide the carrying values, maturities and weighted average yields of the Company's securities portfolio at the dates indicated.

AVAILABLE-FOR-SALE SECURITIES


                                                         DECEMBER 31, 2000 (1)
                                                         ---------------------
                                                    DUE AFTER
                                         DUE IN       ONE      DUE AFTER
                                          ONE         YEAR     FIVE YEAR
                                        YEAR OR     THROUGH     THROUGH    DUE AFTER
                                          LESS      FIVE YEARS TEN YEARS   TEN YEARS    TOTAL
                                        --------    --------   ---------   --------    --------
                                                        (Dollars in thousands)
U.S. treasury securities:
        Balance.......................  $      0    $      0   $       0   $      0    $      0
        Weighted average yield........     0.00%       0.00%       0.00%      0.00%       0.00%
U.S. government securities:
        Balance.......................  $    748    $ 28,313   $  44,019   $      0    $ 73,080
        Weighted average yield........     6.40%       6.03%       6.52%      0.00%       6.29%
Mortgaged Back Pools (2):
        Balance.......................  $    674    $    709   $     391   $ 31,008    $ 32,782
        Weighted average yield........     6.62%       7.00%       7.50%      7.31%       7.26%
Municipal securities - nontaxable (3):
        Balance.......................  $  2,573    $  3,486   $   5,666   $ 10,448    $ 22,173
        Weighted average yield........     5.57%       5.74%       5.09%      5.31%       5.58%
Municipal securities - taxable:
        Balance.......................  $      0    $    112   $     508   $  1,694    $  2,314
        Weighted average yield........     0.00%       7.00%       6.00%      7.40%       6.94%
Commercial paper:
        Balance.......................  $      0    $      0   $       0   $      0    $      0
        Weighted average yield........     0.00%       0.00%       0.00%      0.00%       0.00%
Federal Home Loan Bank Stock:
        Balance.......................  $  2,430    $      0   $       0   $      0    $  2,430
        Weighted average yield........     6.50%       0.00%       0.00%         0%       6.50%
Total:
        Balance.......................  $  6,425    $ 32,620   $  50,584   $ 43,150    $132,779
        Weighted average yield........     6.03%       6.04%       6.39%      6.90%       6.41%


------------------------

(1)Based on contractual maturities and, therefore, do not reflect principal amortization.
(2)Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.
(3)Yields have been calculated on a full tax-equivalent basis.

      The Company invests in tax-exempt securities to help control taxable income. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments. The Company modestly increased the size of its tax- exempt portfolio in 1999 and 2000 in order to accomplish these goals.


TRUST DEPARTMENT ACTIVITIES

      Although the Bank maintains a trust department for individuals and corporate entities, it currently is engaging in a minimal level of trust activities, consisting primarily of acting as an escrow agent.


SOURCE OF FUNDS

      General. The Bank's primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Although the Bank's deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 1994, the Bank became a member of the Federal Home Loan Bank of Topeka (the "FHLB"). The Bank purchased $373,900 of dividend-bearing stock in the FHLB. In 1999 and 2000 the Bank increased its holdings of FHLB dividend-bearing stock to $1,984,000 and $2,430,000, respectively. The FHLB provides the Bank with access to a collateralized credit line of approximately $40.1 million, as well as a source to sell excess federal funds.

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

      Over the course of 2000 the Bank borrowed an aggregate of $188.6 million from the FHLB at rates ranging from 5.82% to 7.04% and maturities ranging from one day to three months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when the Bank's deposits had not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio. During 2000, the Bank repaid $188.6 million of the FHLB loans.

      Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CD's"), savings accounts, money market accounts, checking and negotiable order of withdrawal (NOW) accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Bank has not sought brokered deposits and does not currently intend to do so in the future. The Bank had no brokered deposits at December 31, 2000.

      The following table presents the average balances outstanding for each major category of deposits and weighted average interest rates paid for interest-bearing deposits for the periods indicated.


                                                                   YEAR ENDED DECEMBER 31,
                                                2000                    1999                   1998
                                        ---------------------  ----------------------  ---------------------
                                                                    (DOLLARS IN THOUSANDS)
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                         AVERAGE    INTEREST    AVERAGE    INTEREST     AVERAGE    INTEREST
                                         BALANCE      RATE      BALANCE      RATE       BALANCE      RATE
                                        ---------- ----------  ---------- -----------  ---------- ----------
Interest-bearing demand deposits....... $  108,531     3.04%   $ 104,361       2.63%  $   83,040      2.83%
Certificates of deposit................     82,387     5.69%      77,729       5.16%      50,982      5.63%
Savings accounts.......................     18,161     2.23%      18,999       2.17%      11,932      2.51%
Noninterest-bearing demand deposits....     92,662     N/A        80,508       N/A        59,648      N/A
                                        ---------- ----------  ---------- -----------  ---------- ----------
         Total......................... $  301,741     4.01%   $ 281,597       3.56%  $  205,602      3.57%
                                        ========== ==========  ========== ===========  ========== ==========


      The following table shows the amount and maturity of CD's that had balances of more than $100,000 at the dates indicated.


                                               DECEMBER 31,
                                              2000      1999
                                            --------   -------
                                            (DOLLARS IN THOUSANDS)

CD's over $100,000 with remaining maturity
      Less than three months........        $ 20,502   $23,219
      Three to six months...........          10,134     4,833
      Over six months to one year...          11,263    10,760
      Over one year.................           4,812     3,164
                                            --------   -------
            Total...................         $46,711   $41,976
                                            ========   =======


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


EMPLOYEES

      At December 31, 2000, the Company had approximately 147 full-time equivalent employees. In order to effectuate its "staff to management" philosophy, the Company has placed a high priority on staff development. This development involves extensive training (including customer service training) and selective hiring. New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis is placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that its relationship with its employees as a group is good.


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

      The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") repeals sections 20 and 32 of the Banking Act of 1933, allowing new opportunities to be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be "well managed," "well capitalized" and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The GLB Act and Regulation S-P became effective on November 13, 2000 with full compliance mandatory by July 1, 2001. Union Bankshares and its Affiliates are also subject to certain state laws that deal with the use and distribution of non-public personal information.


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

      Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 2000, the Company's Tier I and Total Capital ratios were 10.53% and 12.65%, respectively.

      The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include
(i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities; and (vii) management's overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization -- risk of loss stemming from movements in market prices -- is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization's capital adequacy) unless trading activities constitute 10 percent or $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organizations designated by the banking regulators must include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the Company and the Bank do not calculate a risk-based capital charge for their market risk.

      Minimum Leverage Ratio. The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

      The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 2000, the Company's Tangible Tier I Capital Leverage Ratio was 7.29%.

      Other Issues And Developments Relating To Regulatory Capital. Pursuant to such authority and directives set forth in the 1988 Beale Capital Accord, as amended, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 2000, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

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

      The Community Reinvestment Act ("CRA") requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed. Corporate applications to expand branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and the bank have been deemed by regulators in the past to be adequately serving their communities.

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


THE BANK

      The Bank is a Colorado banking corporation, the deposits of which are insured by the Federal Deposit Insurance Corporation, and are subject to supervision and regulation by the FDIC and the Colorado Division of Banking. No Colorado bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation does not now affect the Bank, since it is not presently involved in the types of transactions covered by this limitation.

      Dividends paid by the Bank provide substantially all of the cash flow of the Company. Under Colorado law and Federal Deposit Insurance Corporation policies, the approval of the Colorado Banking

Board and the FDIC is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits for the preceding two years. In addition, a bank cannot pay a dividend if it will cause the bank to be "undercapitalized."

      The FDIC insures deposits of the Bank up to the prescribed limit per depositor through the Bank Insurance Fund ("BIF"), and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors. The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate and schedule on a semi-annual basis. As of December 31, 2000, the Bank qualified for the lowest BIF assessment rate.


DEPOSIT INSURANCE ASSESSMENTS

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

      Increases in interest rates may reduce demand for loans and, thus, the amount of loan and commitment fees earned by the Bank. In addition, fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments which pay a higher rate of return, and may affect the value of the Company's investment securities and other interest earning assets. Because the Bank's assets consist of a substantial number of loans with interest rates which change in accordance with changes in prevailing market rates, if interest rates rise sharply, many of the Bank's borrowers would be required to make higher interest payments on their loans. Therefore, increases in interest rates may cause the Bank to experience an increase in delinquent loans and defaults to the extent that borrowers are unable to meet their increased debt servicing obligations. In addition, the Bank has a substantial portfolio of fixed-rate loans that may be prepaid without significant penalty, so that customers might prepay or refinance them in a period of declining interest rates. That would alter the Bank's asset-liability gap position and ultimately reduce the rates earned on those assets, as cash flows from loan repayments would be reinvested at lower rates.

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

      Allowance for Loan Losses. Inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management's control, and such losses may exceed current estimates. At December 31, 2000, the Company had nonperforming loans of $335,000 and an allowance for loan losses of $3,286,000 or 1.5% of total loans and 980.90% of nonperforming loans. We cannot give any assurance that the Company's allowance for loan losses will be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Company. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. An increase in the Bank's provision for loan losses would negatively affect the Company's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Control by Officers and Directors as a Group; Anti-takeover Effect. The Company's officers and directors own beneficially approximately 57.0% of the outstanding shares of Common Stock. This percentage includes the shares of Common Stock held in the Company's 401(k) plan over which certain officers of the Company have voting control as trustees of the 401(k) plan. As a result, they alone may elect by simple majority the Board of Directors. This may impede the efforts of a third party to acquire control of the Company or to change the Board of Directors of the Company.

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

      Economic Conditions and Monetary Policies. Conditions beyond the Company's control may have a significant impact on the Company's operations and its net interest income from one period to another. Examples of such conditions could include:

     - prevailing economic conditions both nationally and in the Denver metropolitan market;

     -   the strength of credit demands by customers;

     - fiscal and debt management policies of the federal government, including changes in tax laws;

     - the Federal Reserve's monetary policy, including the percentage of deposits that may be held in the form of non-earning cash reserves;

     - the introduction and growth of new investment instruments and transaction accounts by non-bank financial competitors; and

     - changes in rules and regulations governing the payment of interest on deposit accounts.

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


ITEM 2.  PROPERTIES

      The Bank leases space in a six-story office building in Denver, Colorado, with approximately 21,300 rentable square feet. This space houses the Bank's loan and teller facilities, new accounts personnel, safe deposit facilities, the trust department and administrative offices. The Bank also leases a 1,723 square-foot detached facility located one block from the Bank's main offices, which is used for drive-up and walk-in customer services. In addition, the Bank leases 2,220 square feet of space in an adjacent building which is used for storage. The lease provides the Bank with parking rights for use by the Bank's customers. The foregoing leases run for a term of ten years from July 2, 1994, renewable at the Bank's option for two additional terms of five years each. Effective June 1, 1996, the Bank leased 2,347 additional square feet in the six-story office building, renewable on an annual basis. The space is occupied by the Bank's Real Estate/Construction Loan Department. Effective July 1, 1997, this lease agreement was amended to be concurrent with the same terms of the Bank's original lease agreement dated July 2, 1994. The Bank leases all of the above space at an average of approximately $17.00 per square foot.

      The Company expanded its operations in July, 1994 through the opening of a full-service branch in the Lakeside area of metropolitan Denver. The branch occupies a two-story office building with approximately 9,278 square feet. The building houses the branch's operations, the Bank's customer service operations and the Bank's data processing operations. The original lease expires on July 31, 2004 and is renewable for two additional terms of five years each. Due to the consolidation of customer service operations, on August 15, 1996, the Bank leased 1,474 additional square feet on the second floor. The addendum to the original lease expires August 14, 2001 and is renewable at the Bank's option for three additional years. As a result of growth of data processing, effective December 1, 1997, the Bank leased an additional 1,320 square feet on the second floor in order to expand the Bank's data processing department. The Bank leases this space at approximately $15.81 per square foot, renewable on an annual basis. The Bank leases this building at approximately $15.61 per square foot, with rental subject to annual per square foot escalation.

      The Company again expanded its operations in March, 1995 by leasing a 3,917 square-foot building to house a branch in the University Hills area of metropolitan Denver. The lease expires on March 31, 2005 and is renewable at the Bank's option for two additional terms of five years. The Bank leases this building at approximately $13.64 per square foot.

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

      In connection with the establishment of a fourth branch, which opened May 11, 1998, the Company is leasing a single-story building with 5,157 square feet in the Littleton area of metropolitan Denver. The branch occupies approximately 3,449 square feet; the Bank subleases the remaining 1,708 square feet in the building, at approximately $9.00 per square foot with rental subject to annual per square foot escalation. The lease expires December 31, 2001 and is renewable for 2 additional years. The lease runs for a term of ten years from February 4, 1998, renewable for two additional terms of five years. The Bank leases this building at approximately $9.50 per square foot, with rental subject to bi-annual per square foot escalation.

      On October 19, 1998, the Company opened its fifth branch in the Golden area of metropolitan Denver. The Bank leased space in a multi-tenant single story building with approximately 1,705 square feet. The lease runs through July 31, 2001, renewable at the Bank's option for two additional terms of 8 years each. The Bank leases the building space at approximately $22.25 per square foot.

      On December 17, 1998, the Company acquired Lakewood State Bank, located in the Lakewood area of metropolitan Denver. The site, which was owned by Lakewood State Bank and is now owned by the Company, contains a three-story building constructed in 1972 with a total net rentable area of approximately 20,079 square feet and includes eight drive-through lanes at the rear of the building. The building and drive- throughs are situated on a parcel containing a total of approximately 1.425 acres of land. The Bank occupies approximately 15,000 square feet and subleases approximately 90% of the remaining space to eight (8) small tenants. Parking is provided by an asphalt paved parking lot which contains 89 spaces.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock


                            2000                      1999
                    ---------------------     ---------------------
                      High         Low          High         Low
                    ---------    --------     ---------    --------
First Quarter       $  13.38     $   9.00     $  12.00     $ 10.50
Second Quarter      $  11.88     $   8.50     $  15.00     $ 10.50
Third Quarter       $  11.75     $   9.00     $  18.85     $ 12.75
Fourth Quarter      $  12.50     $  10.81     $  17.68     $ 13.13


                                               2001
                                    ---------------------------
                                       High             Low
                                    -----------     -----------
First Quarter (to March 21, 2001)   $     14.88     $    11.75


      Union Bankshares' Common Stock has been traded on the NASDAQ National Market System ("NASDAQ-NMS") stock market since March 1993 under the symbol "UBSC". The above prices represent closing sale prices on the NASDAQ-NMS. As of March 20, 2001, there were 101 shareholders of record and approximately 500 beneficial shareholders.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      As previously announced, on March 17, 2000, the Company and Gold Banc mutually agreed to terminate their agreement dated August 9, 1999, providing for the acquisition of Union Bankshares, Ltd. by Gold Banc. The agreement provided for the acquisition of all the Common Stock of the Company for a purchase price of $23.05 per share, to be paid in shares of Gold Banc common stock and the assumption of all outstanding options. The exchange ratio was to be determined by dividing $23.05 by the average price of Gold Banc common stock during the 10-day trading period ending three days prior to closing, unless the average price is less than $13 or greater than $16, in which case the average price would have been fixed at $13 or $16, respectively. On August 9, 1999, the closing price on the NASDAQ Stock Market for Gold Banc Common Stock was $11.50. At the close of trading on March 16, 2000, the Gold Banc share price was $6.13. As such, the value of the transaction to the Company's stockholders was substantially diminished.

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

      The Company has opened five branches since July 1994 and acquired Lakewood State Bank in December 1998. As expected, the branches have all experienced greater expenses than income during the early stages of operations. As the deposit and loan balances have grown, however, the monthly net losses have become smaller. During the last quarter of 1997 and all of 1998, 1999 and 2000, each of the first three branches opened had an excess of income over direct costs. During the third quarter of 2000, the Littleton branch, opened in May of 1998, became profitable. Management expects the Golden branch opened in December 1998 to follow a similar pattern.


NET INTEREST INCOME

      For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2000, 1999 and 1998, average interest-earning assets were $342.4 million, $307.6 million and $218.4 million, respectively. During these same periods, net interest margin, computed on a full tax equivalent basis, was 5.44%, 4.99% and 5.60%, respectively. See "Results of Operations."

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


                                                                        YEAR ENDED DECEMBER 31,
                             -- ----------------------------------------------------------------------------------------------------
                                              2000                                1999                             1998
                                --------------------------------   ----------------------------------  -----------------------------
                                            INTEREST    AVERAGE                 INTEREST     AVERAGE              INTEREST  AVERAGE
                                 AVERAGE    EARNED OR   YIELD OR    AVERAGE    EARNED OR    YIELD OR    AVERAGE   EARNED OR YIELD OR
                                BALANCE (1)   PAID        COST     BALANCE (1)    PAID        COST     BALANCE (1)  PAID      COST
                                ----------  ---------   --------   ----------  ----------   ---------  ---------  --------  --------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Loans:
  Commercial Loans..........    $  146,667  $  14,762     10.06%    $ 115,507  $   10,923      9.46%   $ 90,585   $  8,878    9.80%
  Real estate mortgage......         5,360        497      9.27%        3,753         354      9.43%      5,446        508    9.33%
  Real estate construction..        24,597      2,964     12.05%       17,482       1,993     11.40%     11,559      1,371   11.86%
  Consumer loans............        27,673      2,713      9.80%       22,942       2,078      9.06%     19,672      1,828    9.29%
                                ----------  ---------               ---------  ----------              --------   --------
   Total loans..............       204,297     20,936     10.25%      159,684      15,348      9.61%    127,262     12,585    9.89%
Allowance for loan loss.....        (3,061)                            (2,727)                           (2,250)
Securities:
  U.S. Government...........       106,657      7,081      6.64%      115,828       7,223      6.24%     52,160      3,121    5.98%
  Municipal -- nontaxable...        23,289      1,994      8.56%       22,491       1,720      7.65%     21,418      1,879    8.77%
  Municipal -- taxable......         1,891        149      7.88%        1,947         130      6.68%      2,547        173    6.79%
                                ----------  ---------          -    ---------  ----------              --------   --------
   Total securities.........       131,837      9,224      7.00%      140,266       9,073      6.48%     76,125      5,173    6.80%
Interest-bearing deposits
 in other banks.............         0.00%         --         --        0.00%         --         --       0.00%
Federal funds sold..........         6,291        401      6.37%        7,695         378      4.92%     15,012        796    5.30%
                                ----------  ---------          -    ---------  ----------              --------   --------
  Total interest-earning assets    342,425     30,561      8.90%      307,645      24,799      8.06%    218,399     18,554    8.50%
                                            ---------                          ----------                         --------
Noninterest-earning assets:
  Excess of investment in subsidiary
  over net assets acquired..         6,375                              6,838                            2,770
  Other assets..............        29,582                             26,675                           19,921
                                ----------                         ----------                        ---------
   Total noninterest-earning
    assets..................        35,957                             33,513                           22,691
                                ----------                         ----------                        ---------
   Total assets.............    $  375,321                         $  338,431                        $ 238,840
                                ==========                         ==========                        =========

                                            2000                              1999                               1998
                                ------------------------------   --------------------------------   ------------------------------
                                            INTEREST   AVERAGE               INTEREST     AVERAGE               INTEREST   AVERAGE
                                             EARNED     YIELD                 EARNED       YIELD                 EARNED     YIELD
                                 AVERAGE       OR        OR       AVERAGE       OR          OR      AVERAGE        OR        OR
                                BALANCE(1)    PAID      COST     BALANCE(1)    PAID        COST     BALANCE(1)    PAID      COST
                                ----------  --------   -------   ----------  ---------   --------   ----------  --------   -------
                                                                          (DOLLARS IN THOUSANDS)
                                ----------  --------   -------   ----------  ---------   --------   ----------  --------   -------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
  Interest-bearing demand
   accounts..................   $  108,532  $  3,205    2.95%    $  104,361  $   2,744      2.63%   $  83,040   $  2,350      2.83%
  Certificates of deposit....       82,421     4,687    5.69%        77,729      4,008      5.16%      50,982      2,869      5.63%
  Savings accounts...........       18,162       405    2.23%        18,999        413      2.17%      11,932        300      2.51%
                                ----------  --------             ----------  ---------              ---------   --------
   Total interest-bearing
     accounts................      209,115     8,297    3.97%       201,089      7,165      3.56%     145,954      5,519      3.78%
  Notes payable..............       49,797     3,541    7.11%        31,346      2,120      6.76%      11,469        799      6.97%
  Federal funds purchased....        1,381        93    6.73%         3,127        166      5.31%          32          2      6.25%
                                ----------  --------             ----------  ---------              ---------   --------
   Total interest-bearing
     liabilities.............      260,293    11,931    4.58%       235,562      9,451      4.01%     157,455      6,320      4.01%
                                            --------                         ---------                          --------
Noninterest-bearing demand
     accounts................       92,671                           80,508                            59,648
                                ----------                       ----------                         ---------
   Total deposits and
      interest-bearing
      liabilities............      352,964                          316,070                           217,103
Other noninterest-bearing
      liabilities............        1,836                            2,240                             2,532
                                ----------                       ----------                         ---------
   Total liabilities.........      354,800                          318,310                           219,635
Stockholders' equity.........       20,521                           20,121                            19,205
                                ----------                       ----------                         ---------
   Total liabilities and
     stockholder equity......   $  375,321                       $  338,431                         $ 238,840
                                ==========                       ==========                         =========
Net interest income..........               $ 18,630                         $  15,348                          $ 12,234
                                            ========                         =========                          ========
Net interest spread..........                           4.32%                               4.05%                             4.49%
                                                     ========                            ========                          ========
Net interest margin..........                           5.44%                               4.99%                             5.60%
                                                     ========                            ========                          ========
Ratio of average interest-
  earning assets to averages
  total deposits and
  interest-bearing
  liabilities................                          97.01%                             130.60%                           138.71%
                                                     ========                            ========                          ========
Return on average assets.....                           0.75%                               0.43%                            0.69%
                                                     ========                            ========                          ========
Return on average equity.....                          13.79%                               7.30%                            8.52%
                                                     ========                            ========                          ========
Dividend payout ratio........                           0.00%                               0.00%                            0.00%
                                                     ========                            ========                          ========
Ratio of average equity to
  average assets.............                           5.47%                               5.95%                             8.04%
                                                     ========                            ========                          ========

(1)Average balances are based on daily averages and include nonaccrual loans. Loan fees are included in interest income as follows:
   2000 -- $971,000; 1999 -- $924,000; 1998 -- $560,000.

      The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate on a full tax equivalent basis. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the change due to volume and the change due to interest rate.


                                                 YEAR ENDED DECEMBER 31, 2000           YEAR ENDED DECEMBER 31, 1999
                                                             VS.                                    VS.
                                                 YEAR ENDED DECEMBER 31, 1999           YEAR ENDED DECEMBER 31, 1998
                                                     INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                   IN NET INTEREST INCOME                 IN NET INTEREST INCOME
                                                    DUE TO CHANGES IN (1)                 DUE TO CHANGES IN (1)
                                               ---------------------------------      ---------------------------------
                                               VOLUME        RATE         TOTAL       VOLUME        RATE         TOTAL
                                               -------      -------      -------      -------      -------      -------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Loans:
Commercial Loans .......................       $  2947      $   892      $  3839      $  2443      $  (398)     $  2045
  Real estate -- mortgage ................         152           (9)         143         (158)           4         (154)
  Real estate -- construction ............         811          160          971          703          (81)         622
  Consumer loans .........................         429          206          635          304          (54)         250
                                               -------      -------      -------      -------      -------      -------
     Total loans .........................       4,339        1,249        5,588        3,292         (529)       2,763

Securities:
  U.S. government securities .............        (572)         430         (142)       3,807          295        4,102
  Municipal -- nontaxable(1) .............          61          213          274           94         (253)        (159)
  Municipal -- taxable ...................          (4)          23           19          (41)          (2)         (43)
                                               -------      -------      -------      -------      -------      -------
     Total securities ....................        (515)         666          151        3,860           40        3,900

Interest-bearing deposits at other banks .          --           --           --           --           --           --
Federal funds sold .......................         (69)          92           23         (389)         (29)        (418)
                                               -------      -------      -------      -------      -------      -------
     Total interest-earning assets .......       3,755        2,007        5,762        6,763         (518)       6,245
                                               -------      -------      -------      -------      -------      -------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits .......         110          351          461          603         (209)         394
  Certificates of deposit ................         242          437          679        1,505         (366)       1,139
  Savings deposits .......................         (18)          10           (8)         178          (65)         113
                                               -------      -------      -------      -------      -------      -------
     Total interest-bearing accounts .....         334          798        1,132        2,286         (640)       1,646

Notes payable ............................       1,248          173        1,421        1,385          (64)       1,321
Federal funds purchased ..................         (93)          20          (73)         193          (29)         164
                                               -------      -------      -------      -------      -------      -------
     Total interest-bearing liabilities ..       1,489          991        2,480        3,864         (733)       3,131
                                               -------      -------      -------      -------      -------      -------
     Total increase in net interest income     $ 2,266      $ 1,016      $ 3,282      $ 2,899      $   215      $ 3,114
                                               =======      =======      =======      =======      =======      =======

--------------------
(1)     This table is calculated on a full tax-equivalent basis.

MARKET RISK MANAGEMENT

      Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk as discussed below. See "Asset/Liability Management." Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 17 of Notes to Consolidated Financial Statements.


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

      The securities designated as available for sale generally are more liquid and have a shorter term than those designated as held to maturity. In connection with the preparation of its Consolidated Financial Statements, the Company has designated securities with a carrying value of $130,349,000 as available for sale. These securities are to be available for sale to assist management in providing an adequate asset/liability and liquidity management program for the Bank. Securities designated as held to maturity typically have less liquidity and also have less call protection than those held for sale.

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

      The Bank anticipates that the Federal Reserve Board will lower interest rates in 2001. As of December 31, 2000, the dollar duration of the investment portfolio was 4.63 compared to 4.50 at December 31, 1999. The increase in dollar duration for 2000 reflects management's replacement of investments which matured with investments that had slightly higher yields and longer maturities, which higher yields and longer maturities were due to rising interest rates in the first two quarters of 2000, and stable rates in the last two quarters of 2000. The decision resulted in increasing the dollar duration of the portfolio, and increasing the gross yield on the portfolio from 6.48% to 7.00%. During a portion of 2000, the Company's merger agreement with Gold Banc restricted its ability to engage in additional transactions which would have had the result of limiting the increase in dollar duration. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

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

      The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts in the table are derived from internal data from the Company. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this Form 10-KSB that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.


                                                                        DECEMBER 31, 2000
                                                                 ESTIMATED MATURITY OR REPRICING
                                               ---------------------------------------------------------------------
                                               LESS THAN        THREE        ONE YEAR
                                                 THREE        MONTHS TO       TO FIVE       OVER FIVE
                                                 MONTHS        ONE YEAR        YEARS          YEARS          TOTAL
                                               ---------      ---------      ---------      ---------      ---------
Interest-earnings assets:
   Fixed rate loans ......................     $   2,505      $   5,692      $  31,510      $  14,295      $  54,002
   Floating rate loans ...................       120,652         15,199         26,372            583        162,806
   Investment securities .................           130          3,865         32,620         93,734        130,349
   FHLB stock ............................         2,430             --             --             --          2,430
   Federal funds sold ....................            --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------
        Total interest-earning assets ....       125,717         24,756         90,502        108,612        349,587
                                               ---------      ---------      ---------      ---------      ---------

Interest-bearing liabilities:
   Interest-bearing demand deposits ......        30,413             --             --             --         30,413
   Money market deposits .................        76,549             --             --             --         76,549
   Certificates of deposits under $100,000        11,535         24,345          8,407             --         44,287
   Certificates of deposits over $100,000         20,502         21,397          4,812             --         46,711
   Savings deposits ......................        18,149             --             --             --         18,149
   Notes payable .........................        28,600             --             --         10,304         38,904
   Federal funds purchased ...............            --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------
        Total interest-bearing liabilities       185,748         45,742         13,219         10,304        255,013
                                               ---------      ---------      ---------      ---------      ---------

Interest rate gap ........................     $ (60,031)     $ (20,986)     $  77,283      $  98,308
                                               =========      =========      =========      =========
Cumulative interest rate gap .............     $ (60,031)     $ (81,017)     $  (3,734)     $  94,574      $  94,574
                                               =========      =========      =========      =========      =========
Cumulative interest rate gap to
   total assets ..........................        -15.78%        -21.29%         -0.98%        24.86%
                                               =========      =========      =========      =========
Total consolidated assets ................     $ 380,480
                                               =========

      The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                    DECEMBER 31, 2000
                                      ------------------------------------------------
                                      LESS THAN    ONE YEAR TO  OVER FIVE
                                       ONE YEAR    FIVE YEARS     YEARS       TOTAL
                                      ---------    -----------  ---------    --------
Commercial Loans ................     $ 79,183     $ 50,260     $ 24,284     $153,727
Real estate -- construction loans       23,025        3,219          711       26,955
Real estate -- mortgage loans ...          766        3,398          208        4,372
Consumer loans ..................       13,107       15,033        3,614       31,754
                                      --------     --------     --------     --------
            Total ...............     $116,081     $ 71,910     $ 28,817     $216,808
                                      ========     ========     ========     ========

Fixed rate loans ................                  $ 27,126     $  5,398
Floating rate loans .............                    44,784       23,419
                                                   --------     --------
            Total ...............                  $ 71,910     $ 28,817
                                                   ========     ========

RESULTS OF OPERATIONS

Years ended December 31, 2000 and 1999

      Overview. Net income increased $1,361,000 for 2000 to $2,829,000 from $1,468,000. This increase was primarily a result of a $3,187,000 increase in net interest income, partially offset by a $154,000 increase in provision for loan loss and a $421,000 decrease in noninterest income, a $377,000 increase in noninterest expense and an $874,000 increase in income tax expense. Return on average assets and return on average equity were .76% and 13.79%, respectively, for 2000 compared to .43% and 7.30%, respectively, for 1999.

      Interest Income. Interest income increased $5,667,000 to $29,882,000 for 2000 from $24,215,000 for 1999. Interest income from loans increased $5,588,000, interest income on securities increased $56,000 and interest income on federal funds sold increased $23,000 in 2000. The increase in interest income on loans was primarily a result of an increase in commercial and real estate construction loans made by the Bank. The net increase in interest income on securities and federal funds sold was primarily a result of the investment by the Bank of excess customer deposits.

      Interest Expense. Interest expense increased $2,480,000 to $11,931,000 for 2000 from $9,451,000 in 1999. Interest expense on interest-bearing deposits increased $1,132,000, interest expense on federal funds purchased decreased $73,000, and interest expense on the notes payable increased $1,421,000 in 2000. The increase in interest expense on interest-bearing deposits was primarily due to higher deposit rates in 2000. The average rates paid on interest-bearing deposits increased 41 basis points between 1999 and 2000. The increase in interest expense on the notes payable was due to the increase in borrowings from the FHLB.

      Net Interest Income. Net interest income increased $3,187,000 to $17,951,000 for 2000 from $14,764,000 for 1999. During 2000 average loans outstanding increased $44,613,000, average securities owned decreased $8,429,000, average federal funds sold decreased $1,400,000 and the net interest spread increased from 4.05% for 1999 to 4.32% for 2000. The increase in net interest income resulted primarily from the increase in the volume of interest earning assets, offset by the increase in the volume of interest- bearing deposits.

      Noninterest Income. Noninterest income decreased $421,000 to $1,200,000 for 2000 from $1,621,000 for 1999. This decrease was primarily due to a $611,000 decrease in gain on sale of securities available for sale, offset by a$171,000 increase in service charge income and a $19,000 increase in other noninterest income.

      Noninterest Expense. Noninterest expense increased $377,000 to $14,691,000 for 2000 from $14,314,000 for 1999. This increase is primarily a result of increases in salary and benefit expense.


PROVISION FOR LOAN LOSSES

      The Company's provisions for loan losses in the years ended December 31, 2000, 1999, and 1998 were $381,000, $227,000, and $278,000, respectively. See
"Item 1 - Business - Analysis of Allowance for Loan Losses."


INCOME TAXES

      The Company's income tax expense for the years ended December 31, 2000, 1999, and 1998 was $1,250,000, $376,000, and $377,000, respectively. The
Company's effective tax rate typically differs from the expected 34% enacted tax rate due to interest income received on tax-exempt securities, which is partially offset by the amortization of excess of investment in subsidiary over net assets acquired.


LIQUIDITY AND SOURCES OF FUNDS

      The Company's primary sources of funds are customer deposits, sales and maturities of investment securities and loan repayments. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. During the year ended December 31, 2000, deposits increased to $315,329,000 from $290,055,000 and $271,650,000 at December 31,
1999 and 1998 respectively. None of the deposits at December 31, 2000, 1999, or 1998 were brokered deposits. Management believes that the increases in deposits in 1999 and 2000 were the result of (i) the successful opening of the Bank's two new branches in 1998 and the resulting increase in new customers at each branch and the acquisition of Lakewood State Bank in December of 1998; (ii) referrals from existing customers; (iii) continued success of the Bank's Officer Call Program; and (iv) recent bank acquisition activity in Colorado which has improved the Bank's opportunities to attract new business from customers in its small and medium-sized business focus area. See "Item 1 - Business - Operating Strategy" and "- Growth Strategy." At December 31, 2000, net loans were $213,522,000 compared to $181,733,000 and $144,517,000 at December 31, 1999 and
1998, respectively.

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

      The Company has successfully negotiated with Gold Banc (f/k/a Exchange National Bank) for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this line would be used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit would be available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest would be due quarterly. There is currently no amount outstanding under this line of credit. The line of credit is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.

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


CAPITAL RESOURCES

      The Company's total stockholders' equity increased to $24,160,000 at December 31, 2000 from $19,383,000 at December 31, 1999. This increase is a result of an increase in retained earnings of $2,829,000 relating to 2000 net income, an increase in common stock surplus of $30,000 relating to issuance of stock to the outside Directors in lieu of their annual retainer and $135,000 relating to the exercise of stock options, and an increase in unrealized gains on investment securities available for sale of $1,783,000. At December 31, 2000, stockholders' equity was 6.4% of total assets, compared to 5.4% of total assets at December 31, 1999. Management presently intends to retain earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

      Federal Reserve Board and FDIC guidelines call for a 4% Tier I capital to risk-weighted assets ratio, 8% total capital to risk-weighted assets ratio, and a 4% leverage ratio. See "Item 1 - Business - Government Regulation - The Company - Capital Adequacy" and "- The Bank - Capital Adequacy." The Company and the Bank currently exceed the applicable regulatory capital requirements. The Company contributed $7.0 million of the net proceeds of the offering of the 9% Cumulative Trust Preferred Securities to the Bank to enhance its regulatory capital levels to support continued asset growth. The following table sets forth the Company's and the Bank's capital ratios at December 31, 2000.

                                                            DECEMBER 31, 2000
                                                          ---------------------
                                                          (DOLLARS IN THOUSANDS)
Company
   Tier I Capital.......................................    $    26,417
   Total Capital........................................         31,731
   Risk-Weighted Assets.................................        250,876
   Tier I Capital to Risk-Weighted Assets...............         10.53%
   Total Capital to Risk-Weighted Assets................         12.65%
   Leverage Ratio.......................................          7.29%

Bank
   Tier I Capital.......................................    $    22,778
   Total Capital........................................         25,785
   Risk-Weighted Assets.................................        240,537
   Tier I Capital to Risk-Weighted Assets...............          9.48%
   Total Capital to Risk-Weighted Assets................         10.73%
   Leverage Ratio.......................................          6.25%

      Bank management is anticipating 2001 capital expenditures of approximately $1,300,000 in connection with updating its internal operating systems. The Bank intends to use part of its anticipated income in 2001 to finance these expenditures.

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


ITEM 7.  FINANCIAL STATEMENTS

      See Index to Financial Statements appearing in Item 13 on Page 42.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this item is incorporated by reference to the information set forth under the similarly titled captions contained in the definitive Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2001.


ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements

                                                                                PAGE REFERENCE
      Reports of Independent Accountants                                             F-1
      Consolidated Balance Sheets at December 31, 2000 and 1999                      F-2
      Consolidated Statements of Income for the Years Ended
         December 31, 2000, 1999 and 1998                                            F-4
      Consolidated Statements of Comprehensive Income for the
         Years Ended December 31, 2000, 1999 and 1998                                F-6
      Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 2000, 1999 and 1998                                F-7
      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998                                            F-8
      Notes to Consolidated Financial Statements                                    F-10

      Exhibits

         See Exhibit Index on Page E-1 of this Form 10-KSB.

(b)   Reports on Form 8-K

         None.

                             UNION BANKSHARES, LTD.

                       Independent Accountants' Report and
                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                             UNION BANKSHARES, LTD.


                        DECEMBER 31, 2000, 1999 AND 1998


                                TABLE OF CONTENTS



                                                                            PAGE

INDEPENDENT ACCOUNTANTS' REPORT..............................................F-1

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets.............................................................F-2
  Statements of Income.......................................................F-4
  Statements of Comprehensive Income.........................................F-6
  Statements of Stockholders' Equity.........................................F-7
  Statements of Cash Flows...................................................F-8
  Notes to Financial Statements.............................................F-10

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Union Bankshares, Ltd.
Denver, Colorado

    We have audited the accompanying consolidated balance sheets of UNION BANKSHARES, LTD. as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNION BANKSHARES, LTD. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                             /s/ Baird, Kurtz & Dobson


Colorado Springs, Colorado
February 2, 2001

                             UNION BANKSHARES, LTD.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                     ------

                                                                   2000          1999
                                                              ------------  ------------
Cash and due from banks                                       $ 19,551,000  $ 15,493,000

Held-to-maturity securities                                           --      32,908,000

Available-for-sale securities                                  130,349,000   110,080,000

Other investments                                                2,430,000     1,984,000

Loans, net                                                     213,522,000   181,733,000

Excess of investment in subsidiary over net assets acquired,
 net of amortization                                             6,092,000     6,630,000

Premises and equipment                                           2,724,000     3,309,000

Accrued interest receivable                                      3,170,000     2,586,000

Other assets                                                     2,642,000     3,863,000
                                                              ------------  ------------


TOTAL ASSETS                                                  $380,480,000  $358,586,000
                                                              ============  ============


See Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                        2000             1999
                                                                  -------------   -------------
LIABILITIES
  Deposits:
    Demand                                                        $  99,220,000   $  88,392,000
    NOW                                                              30,413,000      27,348,000
    Money Market                                                     76,549,000      78,403,000
    Savings                                                          18,149,000      19,382,000
    Time                                                             90,998,000      76,530,000
                                                                  -------------   -------------
          Total Deposits                                            315,329,000     290,055,000

  Advances from FHLB                                                 28,600,000      28,600,000
  Guaranteed Preferred Beneficial Interests
    In Company's Debentures                                          10,304,000      10,304,000
  Federal funds purchased                                                  --         8,500,000
  Accrued interest payable                                              383,000         382,000
  Other liabilities                                                   1,704,000       1,362,000
                                                                  -------------   -------------
          Total Liabilities                                         356,320,000     339,203,000
                                                                  -------------   -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized
   1,355,790 shares; no shares issued and outstanding                      --              --
  Common stock, $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   2000 - 2,395,710 shares; 1999 - 2,373,914 shares                       2,000           2,000
  Additional paid-in capital                                          9,987,000       9,822,000
  Retained earnings                                                  14,393,000      11,564,000
  Accumulated other comprehensive income:
   Unrealized depreciation on available-for-sale securities,
   net of applicable income taxes of ($113,000) and ($1,183,000)
   in 2000 and 1999, respectively                                      (222,000)     (2,005,000)
                                                                  -------------   -------------
          Total Stockholders' Equity                                 24,160,000      19,383,000
                                                                  -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 380,480,000   $ 358,586,000
                                                                  =============   =============


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                     2000           1999           1998
                                                ------------   ------------  ------------
INTEREST INCOME
  Interest and fees on loans                    $ 20,936,000   $ 15,348,000  $ 12,585,000
  Interest on investment securities:
    U.S. government agencies and corporations      7,080,000      7,223,000     3,121,000
    States and other political subdivisions ..     1,465,000      1,266,000     1,415,000
    Interest on federal funds sold and
      interest-bearing deposits in other banks       401,000        378,000       796,000
                                                ------------   ------------  ------------
          Total interest income                   29,882,000     24,215,000    17,917,000
                                                ------------   ------------  ------------

INTEREST EXPENSE
  Deposits                                         8,297,000      7,165,000     5,519,000
  Federal funds purchased                             93,000        166,000         2,000
  Notes payable                                    3,541,000      2,120,000       799,000
                                                ------------   ------------  ------------
          Total interest expense                  11,931,000      9,451,000     6,320,000
                                                ------------   ------------  ------------

NET INTEREST INCOME BEFORE
 PROVISION FOR LOAN LOSSES                        17,951,000     14,764,000    11,597,000

PROVISION FOR LOAN LOSSES                            381,000        227,000       278,000
                                                ------------   ------------  ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        17,570,000     14,537,000    11,319,000
                                                ------------   ------------  ------------

NONINTEREST INCOME
  Service charges                                    826,000        655,000       405,000
  (Loss) gain on sale of available-for-sale
   securities, net                                  (345,000)       266,000        43,000
  Other                                              719,000        700,000       514,000
                                                ------------   ------------  ------------
          Total noninterest income                 1,200,000      1,621,000       962,000
                                                ------------   ------------  ------------


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                     2000           1999           1998
                                                ------------   ------------  ------------
NONINTEREST EXPENSE
  Salaries and employee benefits                   7,919,000      7,250,000     5,311,000
  Amortization of excess of cost over
   fair value of net assets acquired                 539,000        539,000       232,000
  Occupancy and equipment                          2,205,000      2,232,000     1,537,000
  Other operating expenses                         4,028,000      4,293,000     3,187,000
                                                ------------   ------------  ------------
          Total noninterest expense               14,691,000     14,314,000    10,267,000
                                                ------------   ------------  ------------


INCOME BEFORE INCOME TAXES                         4,079,000      1,844,000     2,014,000

INCOME TAXES                                       1,250,000        376,000       377,000
                                                ------------   ------------  ------------

NET INCOME                                      $  2,829,000   $  1,468,000  $  1,637,000
                                                ============   ============  ============

EARNINGS PER SHARE
 BASIC
  Net income                                    $       1.18   $        .62  $        .70
  Weighted average number of common
   shares outstanding                              2,387,901      2,352,540     2,339,119

DILUTED
  Net income                                    $       1.09   $        .55  $        .62
  Weighted average number of common
   shares outstanding                              2,597,559      2,649,473     2,622,753



See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                            2000           1999          1998
                                                        -----------   -----------   -----------
NET INCOME                                              $ 2,829,000   $ 1,468,000   $ 1,637,000

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation) on
   available-for-sale securities, net of income
   taxes $1,203,000, ($1,564,000) and $195,000,
   for December 31, 2000, 1999
   and 1998, respectively                                 2,009,000    (2,714,000)      416,000

  Less: reclassification adjustment for realized
   (gain) losses included in net income, net of
   income taxes of ($128,000), $99,000
   and  $15,000 for December 31, 2000,
   1999 and 1998, respectively                              217,000      (167,000)      (26,000)

  Unrealized depreciation on investment securities
   transferred from held-to-maturity to available-for-
   sale, net of income taxes of ($261,000)                 (443,000)         --            --
                                                        -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)
 BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                           4,612,000    (1,413,000)    2,027,000

  Cumulative effect of accounting change for
   transfer of securities from held-to-maturity to
   available-for-sale, net of income taxes of
   $115,000                                                    --         233,000          --
                                                        -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)                             $ 4,612,000   $(1,180,000)  $ 2,027,000
                                                        ===========   ===========   ===========


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                        Accumulated Other
                                                                      Additional Paid-in  Comprehensive   Retained
                                                   Shares     Amount       Capital           Income       Earnings         Total
                                               -----------  ---------   ------------      ------------   ------------   ------------
BALANCE, DECEMBER 31, 1997                       2,332,014  $   2,000   $  9,583,000      $    253,000   $  8,384,000   $ 18,222,000
    Shares issued for stock option plan             10,000       --           56,000            --             --           56,000
    Net change in unrealized appreciation
      of available-for-sale securities,
      net of income taxes of $249,000                 --         --             --             390,000           --          390,000
    Increase in retained earnings due to
      stock option plans                              --         --             --              39,000         39,000
    Net income                                        --         --             --                --        1,637,000      1,637,000
                                               -----------  ---------   ------------      ------------   ------------   ------------

BALANCE, DECEMBER 31, 1998                       2,342,014      2,000      9,639,000           643,000     10,060,000     20,344,000
    Shares issued for stock option plan             31,900       --          183,000              --             --          183,000
    Cumulative effect of accounting change
     for transfer of securities from held-to-
     maturity to available-for-sale, net of
     income taxes of $115,000                         --         --             --             233,000           --          233,000
    Net change in unrealized (depreciation)
      of available-for-sale securities,
      net of income taxes of ($1,663,000)             --         --       (2,881,000)             --       (2,881,000)
    Increase in retained earnings due to
      stock option plans                              --         --             --              36,000         36,000
    Net income                                        --         --             --                --        1,468,000      1,468,000
                                               -----------  ---------   ------------      ------------   ------------   ------------

BALANCE, DECEMBER 31, 1999                       2,373,914      2,000      9,822,000        (2,005,000)    11,564,000     19,383,000
    Shares issued for stock option plan             21,796       --          165,000              --             --          165,000
    Net change in unrealized appreciation
      of available-for-sale securities,
      net of income taxes of $1,047,000               --         --             --           1,783,000           --        1,783,000
    Net income                                        --         --             --                --        2,829,000      2,829,000
                                               -----------  ---------   ------------      ------------   ------------   ------------

BALANCE, DECEMBER 31, 2000                       2,395,710  $   2,000   $  9,987,000      $   (222,000)  $ 14,393,000   $ 24,160,000
                                               ===========  =========   ============      ============   ============   ============


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                  2000           1999           1998
                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  2,829,000   $  1,468,000   $  1,637,000
  Items not requiring (providing) cash:
      Loss (gain) on sale of securities                           345,000       (266,000)       (41,000)
      Federal Home Loan Bank stock dividend                          --          (88,000)       (72,000)
      Amortization (accretion) of premium/discount on
        investments                                              (157,000)       395,000        455,000
      Amortization of deferred loan fees, net of costs           (537,000)      (511,000)      (310,000)
      Deferred income taxes                                      (152,000)       (19,000)      (230,000)
      Provision for loan losses                                   381,000        227,000        278,000
      Depreciation and amortization                               839,000        625,000        491,000
      Amortization of excess of cost over fair value of
        net assets acquired and offering costs                    615,000        615,000        232,000
      Loss on sale of premises and equipment                         --           10,000           --
  Changes in:
      Mortgage loans held for sale                                   --        4,285,000     (3,032,000)
      Accrued interest receivable                                (584,000)    (1,044,000)        72,000
      Other assets                                               (439,000)      (550,000)      (581,000)
      Accrued interest payable                                      1,000        (89,000)        97,000
      Other liabilities                                           342,000       (446,000)       671,000
                                                             ------------   ------------   ------------
         Net cash provided by (used in) operating
           activities                                           3,483,000      4,612,000       (333,000)
                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities     8,120,000     14,091,000     24,932,000
  Proceeds from maturities of held-to-maturity securities       1,628,000      7,101,000      6,995,000
  Proceeds from sale of available-for-sale securities          26,402,000     18,816,000      2,312,000
  Purchase of available-for-sale securities                   (20,181,000)   (78,270,000)   (55,426,000)
  Purchase of held-to-maturity securities                            --       (3,958,000)    (6,710,000)
  Purchase of other investments                                  (446,000)      (872,000)          --
  Net increase in loans                                       (31,633,000)   (36,932,000)      (882,000)
  Purchase of Lakewood State Bank, net of cash acquired              --             --          520,000
  Proceeds from sale of other real estate                            --          150,000           --
  Proceeds from sale of premises and equipment                      5,000        957,000           --
  Purchase of premises and equipment                             (259,000)    (1,309,000)    (1,306,000)
                                                             ------------   ------------   ------------
         Net cash used in investing activities                (16,364,000)   (80,226,000)   (29,565,000)
                                                             ------------   ------------   ------------


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                  2000           1999           1998
                                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market,
    NOW and savings accounts                                   10,806,000     24,983,000      8,700,000
  Net increase (decrease) in time deposits                     14,468,000     (6,578,000)    31,543,000
  Change in federal funds purchased                            (8,500,000)     8,500,000           --
  Proceeds from FHLB advances                                        --       18,600,000           --
  Principal repayments of FHLB advances                              --             --       (2,000,000)
  Proceeds from issuance of common stock                          165,000        183,000         56,000
  Proceeds from issuance of Guaranteed Preferred
   Beneficial Interests in Company's Debentures                      --             --       10,304,000
                                                             ------------   ------------   ------------
         Net cash provided by financing activities             16,939,000     45,688,000     48,603,000
                                                             ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              4,058,000    (29,926,000)    18,705,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                            15,493,000     45,419,000     26,714,000
                                                             ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                $ 19,551,000   $ 15,493,000   $ 45,419,000
                                                             ============   ============   ============


See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

                        DECEMBER 31, 2000, 1999 AND 1998


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

    Pursuant to normal banking practices, the Bank is required to maintain certain balances (reserves) with the Federal Reserve Bank. Included in cash and due from banks in the accompanying consolidated balance sheets are required reserve balances of approximately $352,000 and $225,000 at December 31, 2000 and 1999, respectively.

    As of December 31, 2000 and 1999, the Company had approximately $7,700,000 and $5,100,000 on deposit with one financial institution.

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

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FEE INCOME

    Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

LOANS

    The bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and real estate loans throughout the Denver metropolitan area. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

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

                        DECEMBER 31, 2000, 1999 AND 1998


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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

    The Company purchased a subsidiary in 1985 in which the excess costs over the fair value of certain underlying net tangible assets were amortized over a period of nine years. The remaining excess costs over the fair value of the net assets are being amortized on a straight-line basis over a 25 year period at a rate of approximately $226,000 per year. The excess cost over purchase price of the branch bank acquired in 1998 is also being amortized on a straight-line basis over a 15 year life at an annual rate of $313,000 through 2014. Amortization expense related to the purchased subsidiary and branch bank in 2000 and 1999 was $539,000 and $539,000, respectively.

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

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

    Debt issuance costs associated with the issuance of the 9.0% Cumulative Trust Preferred Securities are being amortized over a ten year period. Amortization expense was $76,000 each, for the years ended December 31, 2000 and 1999, respectively.

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


NOTE 2:  INVESTMENTS IN DEBT AND EQUITY SECURITIES

    During June 2000, in order to maximize the Company's liquidity and flexibility, the Company transferred all of its investment securities held-to-maturity portfolio with an amortized cost of $31,263,445 and an unrealized loss of $704,434 to investment securities available-for-sale.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 2:  INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)

    The amortized cost and approximate fair value of held-to-maturity securities as of December 31, 1999 was as follows:


                                                       Gross           Gross
                                      Amortized      Unrealized      Unrealized     Approximate
                                         Cost          Gains           Losses        Fair Value
                                    -------------  -------------   -------------   -------------
U.S. Government agencies and
  corporations                      $  29,176,000  $      65,000   $    (942,000)  $  28,299,000
Obligations of state and political
  subdivisions                          3,732,000        102,000            --         3,834,000
                                    -------------  -------------   -------------   -------------

                                    $  32,908,000  $     167,000   $    (942,000)  $  32,133,000
                                    =============  =============   =============   =============

   The amortized cost and approximate fair value of available-for-sale securities was as follows:

                                                       Gross           Gross
                                      Amortized      Unrealized      Unrealized     Approximate
                                         Cost          Gains           Losses        Fair Value
                                    -------------  -------------   -------------   -------------
2000:
U.S. Government agencies and
  corporations                      $ 106,452,000  $      79,000   $    (669,000)  $ 105,862,000
Obligations of state and political
  subdivisions                         24,232,000        322,000         (67,000)     24,487,000
                                    -------------  -------------   -------------   -------------

                                    $ 130,684,000  $     401,000   $    (736,000)  $ 130,349,000
                                    =============  =============   =============   =============

1999:

U.S. Government agencies and
  corporations                      $  90,071,000  $      44,000   $  (3,087,000)  $  87,028,000
Obligations of state and political
  subdivisions                         23,195,000        265,000        (408,000)     23,052,000
                                    -------------  -------------   -------------   -------------

                                    $ 113,266,000  $     309,000   $  (3,495,000)  $ 110,080,000
                                    =============  =============   =============   =============


                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 2:  INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)

    Maturities of available-for-sale securities at December 31, 2000:

                                       Amortized    Approximate
                                         Cost        Fair Value
                                     ------------  ------------

One year or less                     $  3,986,000  $  3,995,000
After one year through five years      33,888,000    33,809,000
After five years through ten years     51,854,000    51,670,000
After ten years                        40,956,000    40,875,000
                                     ------------  ------------

                                     $130,684,000  $130,349,000
                                     ============  ============

    The amortized cost of securities pledged as collateral, to secure notes payable, public deposits and for other purposes, amounted to $54,168,000 at December 31, 2000 and $38,656,000 at December 31, 1999. The approximate fair value of pledged securities amounted to $53,745,000 at December 31, 2000 and $37,681,000 at December 31, 1999.

    Gross gains of $60,000, $303,000 and $45,000 and gross losses of $405,000,
$37,000 and $2,000 resulting from sales of available-for-sale securities were realized for 2000, 1999 and 1998, respectively.

    The Company redesignated available-for-sale securities with an aggregate amortized cost of $15,405,000 to the held-to-maturity portfolio during 1999.

    The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. As a member, the Bank has access to a $40,100,000 credit line which is secured by investment securities. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments. As discussed in Note 6, the Bank had advances outstanding at December 31, 2000 and 1999 of $28,600,000 and $28,600,000, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

    Categories of loans include:

                                    2000             1999
                                -------------   -------------

     Commercial                 $ 153,727,000   $ 133,978,000
     Real estate mortgage           4,372,000       5,780,000
     Real estate construction      26,955,000      22,012,000
     Consumer                      31,754,000      22,855,000
                                -------------   -------------
                                  216,808,000     184,625,000
     Allowance for loan losses     (3,286,000)     (2,892,000)
                                -------------   -------------

     Net loans                  $ 213,522,000   $ 181,733,000
                                =============   =============

    Transactions in the allowance for loan losses were as follows:

                                                  2000         1999           1998
                                              -----------   -----------   -----------
     Balance, beginning of year               $ 2,892,000   $ 2,678,000   $ 2,125,000
     Allowance for loan losses of acquired
      institution                                    --            --         350,000
     Charge offs                                 (214,000)      (27,000)      (86,000)
     Recoveries                                   227,000        14,000        11,000
     Provision charged to operating expenses      381,000       227,000       278,000
                                              -----------   -----------   -----------

     Balance, end of year                     $ 3,286,000   $ 2,892,000   $ 2,678,000
                                              ===========   ===========   ===========

    Impaired loans totaled $5,112,000 and $2,985,000 at December 31, 2000 and 1999, respectively. An allowance for loan losses of $767,000 and $450,000 related to impaired loans at December 31, 2000 and 1999, respectively. At December 31, 1998, all impaired loans had allocated allowances.

    Interest of $410,000 and $261,000 was recognized on average impaired loans of $4,143,000 and $2,851,000 for 2000 and 1999, respectively. Interest of $621,000 and $254,000 was recognized on impaired loans on a cash basis during 2000 and 1999, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 4:  PREMISES AND EQUIPMENT

    Major classifications of premises and equipment, stated at cost, at December 31, were as follows:

                                                         2000          1999
                                                     -----------   -----------

     Land                                            $   150,000   $   150,000
     Building                                            750,000       750,000
     Leasehold improvements                            2,361,000     2,058,000
     Furniture and equipment                           3,311,000     3,364,000
                                                     -----------   -----------
                                                       6,572,000     6,322,000
     Less accumulated depreciation and amortization   (3,848,000)   (3,013,000)
                                                     -----------   -----------

     Net premises and equipment                      $ 2,724,000   $ 3,309,000
                                                     ===========   ===========


NOTE 5:  DEPOSITS

    Interest bearing deposits in denominations of $100,000 or more were $96,938,000 on December 31, 2000 and $41,976,000 on December 31, 1999.

    At December 31, 2000, the scheduled maturities of time deposits were as follows:

                     2001                      $ 77,429,000
                     2002                        11,858,000
                     2003                         1,089,000
                     2004                           391,000
              2005 and thereafter                   231,000
                                               ------------
                                               $ 90,998,000
                                               ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 6:  ADVANCES FROM FHLB

    Notes payable consisted of the following components:

                                                       2000         1999
                                                   -----------  -----------

     Advances from FHLB                            $28,600,000  $28,600,000
                                                   ===========  ===========


    The Bank entered into two $5,000,000 advance agreements with the FHLB in December 2000 bearing interest at a rate of 6.55% and 6.48% and maturing on January and February 2001. Additionally, the bank entered into a $5,000,000 advance agreement dated November 2000 bearing interest at a rate of 6.7% and maturing February 2001. Further, the bank entered into a $10,000,000 advance agreement dated October 2000 bearing interest at a rate of 6.72% that matured January 8, 2001. As of December 31, 2000, the bank also has a line of credit with $3,600,000 outstanding, bearing interest at a daily floating rate, (6.9% at December 31, 2000), maturing July 13, 2001. The advances are secured by pledges of securities as discussed in Note 2.

    The Company has an unused $3,000,000 revolving line of credit with a financial institution, with interest payable quarterly at Prime, adjusted the same day a rate change occurs. The line of credit is secured by the pledge of all of the shares of capital stock of the Bank and contains standard representations, warranties and financial covenants.


NOTE 7:  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S DEBENTURES

                                                       2000         1999
                                                   -----------  -----------

     Guaranteed Preferred Beneficial Interests In
      Company's Debentures                         $10,304,000  $10,304,000
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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 8:  INCOME TAXES

    The provision for income taxes consists of:

                                                                      2000         1999          1998
                                                                  -----------   -----------   -----------
         Taxes currently payable                                  $ 1,402,000   $   395,000   $   607,000
         Deferred income taxes                                       (152,000)      (19,000)     (230,000)
                                                                  -----------   -----------   -----------

                                                                  $ 1,250,000   $   376,000   $   377,000
                                                                  ===========   ===========   ===========

    The tax effects of temporary differences related to deferred taxes shown in the December 31, balance sheets are:

                                                                      2000         1999
                                                                  -----------   -----------
         Deferred tax assets:
           Allowance for loan losses                              $   982,000   $   842,000
           Accrued expenses                                            20,000        32,000
           Deferred loan fees                                          95,000       219,000
           Deferred compensation                                       67,000        51,000
           Furniture, equipment and improvements                       86,000          --
           Unrealized losses on available-for-sale securities         113,000     1,183,000
           State net operating loss and credit carryforwards          104,000        87,000
                                                                  -----------   -----------
                                                                    1,467,000     2,414,000
                                                                  -----------   -----------
         Deferred tax liabilities:
           Federal Home Loan Bank Stock                               (79,000)      (79,000)
           Furniture, equipment and improvements                         --         (48,000)
           Discount accretion on tax exempt municipal securities      (19,000)         --
                                                                  -----------   -----------
                                                                      (98,000)     (127,000)
                                                                  -----------   -----------

                   Net deferred tax asset                         $ 1,369,000   $ 2,287,000
                                                                  ===========   ===========

    A reconciliation of income tax expenses at the statutory rate to the Company's actual income tax is shown below:


                                                                      2000         1999          1998
                                                                  -----------   -----------   -----------
         Computed at the statutory rate (34%)                     $ 1,387,000   $   627,000   $   685,000
         Increase (decrease) in income taxes resulting from:
           Tax-exempt interest                                       (447,000)     (387,000)     (367,000)
           Amortization of excess of investment
           in subsidiary over net assets acquired                     182,000        79,000        79,000
           State income taxes, net of federal tax
            benefit                                                      --         (51,000)       16,000
           Nondeductible interest                                      48,000        40,000        42,000
           Other, net                                                  80,000        68,000       (78,000)
                                                                  -----------   -----------   -----------

         Income tax expense                                       $ 1,250,000   $   376,000   $   377,000
                                                                  ===========   ===========   ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 8:  INCOME TAXES (CONTINUED)

    The Company has a net operating loss carryforward available to offset Colorado state taxable income of $1,686,000 which expires by 2019.


NOTE 9:  EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income before extraordinary item is shown below for the years ended December 31, 2000, 1999 and 1998:

                                              Income       Shares      Per-Share
                                            (Numerator) (Denominator)    Amount
                                              ----------  ---------     --------
     2000
       Income before extraordinary item       $2,829,000  2,387,901
         Basic earnings per share                                       $  1.18
                                                                        ========

       Effect of dilutive securities:
         Stock options                             --       209,658
                                              ----------   --------

       Diluted earnings per share             $2,829,000  2,597,559     $   1.09
                                              ========== ==========     ========

     1999
       Income before extraordinary item       $1,468,000  2,352,540
         Basic earnings per share                                       $    .62
                                                                        ========

       Effect of dilutive securities:
         Stock options                             --       296,933
                                               ---------   --------

       Diluted earnings per share             $1,468,000  2,649,473     $    .55
                                              ==========  =========     ========

     1998
       Income before extraordinary item       $1,637,000  2,339,119
         Basic earnings per share                                       $    .70
                                                                        ========

       Effect of dilutive securities:
         Stock options                             --       283,634
                                              ----------   --------

       Diluted earnings per share             $1,637,000  2,622,753     $    .62
                                              ==========  =========     ========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

    At December 31, 2000 and 1999, the Bank had granted unused lines of credit to borrowers aggregating approximately $74,434,000 and $75,214,000, respectively. At December 31, 2000, unused lines of credit consisted of approximately $70,591,000 for commercial lines and $3,843,000 for open-end consumer lines.

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

    The Bank had total outstanding letters of credit amounting to $3,103,906 and $2,034,377 at December 31, 2000 and 1999, respectively, with terms ranging from 15 days to two years.

    At December 31, 2000 and 1999, the Bank had outstanding commitments to originate loans aggregating approximately $7,515,500 and $11,510,500, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 11:  OPERATING LEASES

    The Bank leases numerous premises under noncancelable leases which expire from 2004 to 2008. Several of the leases contain various renewal option clauses for additional terms and provide for periodic rental adjustments based on the Consumer Price Index.

    The estimated future minimum lease payments under noncancelable operating leases at December 31, 2000 were as follows:

                  2001                               $   593,000
                  2002                                   559,000
                  2003                                   556,000
                  2004                                   380,000
                  2005                                    75,000
               Thereafter                                185,000
                                                      ----------

         Total future minimum lease payments         $ 2,348,000
                                                      ==========

    Total rental expense for all operating leases including certain cancelable equipment leases, was $759,000, $690,000 and $614,000, for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

    The Company provides a 401(k) profit sharing plan for its employees, contributing annually to a profit sharing trust. All employees who are at least 21 years old and who have been employed by the Company for at least one year are eligible to participate. Total contributions were approximately $323,000, $304,000 and $226,000 in 2000, 1999 and 1998, respectively. Effective for the year beginning January 1, 1999 the Company matches 100% of the first 3% of the participants' contributions and 50% of the next 2% of participant contributions. These employer matching contributions are 100% vested. Prior to 1999, the Company matched 50% of the first 6% of the participants' contributions. Additional bonus profit sharing contributions may be made at the discretion of the Board of Directors. The Company's pre-1999 and all bonus profit sharing matching contributions are 20% vested after the participant has completed two years of service, with 20% incremental increases in vesting for each of the next four years.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

    During the year ended December 31, 1994, the Company adopted a Non-Employee Director Equity Compensation Plan (Compensation Plan) effective January 1, 1995. The Compensation Plan provides for the initial authorization of 50,000 shares of common stock. Under the provisions of the Compensation Plan, the directors are compensated annually $7,500 for 2000 and 1999 and $6,000 for 1998, provided certain performance measures are met. The directors have the option of accepting the Company's common stock in lieu of cash compensation. If the director opts for common stock, the number of shares issued is determined on the first business day of the year. The director has voting rights on the common stock issued as compensation; however, the common stock is restricted until the director has met all performance measures. In January 2000, 1999 and 1998, the Company issued 2,284, 2,500 and 2,000 common shares, respectively, pursuant to the Compensation Plan at exercise prices of $13.13, $12.00 and $24.00, respectively.

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

    A summary of the status of the Incentive Plan at December 31, and changes during the year is presented below:

                                          2000                 1999                  1998
                                  -------------------   ------------------   ------------------

                                             Weighted              Weighted            Weighted
                                              Average               Average             Average
                                             Exercise              Exercise            Exercise
                                   Shares     Price      Shares     Price     Shares    Price
                                  ---------  --------   --------  --------   --------  --------

Outstanding, beginning of year     473,800   $   6.50   479,200   $   6.16   443,400   $  5.61
Granted                             54,400      12.38    23,400      12.50    43,700     11.38
Exercised                          (13,300)      5.26   (26,900)      5.20    (6,500)     3.97
Forfeited                           (3,700)     11.82    (1,900)      9.48    (1,400)     5.19
                                  ---------             --------             --------

Outstanding, end of year           511,200   $   7.12   473,800   $   6.50   479,200   $  6.16
                                  =========             ========             ========

Options exercisable, end of year   467,500              444,000              436,734

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

    The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                          2000          1999            1998
                                          ----          ----            ----

    Dividend per share                   $ 0           $  0           $  0
    Risk-free interest rate                4.98%          6.55%          4.75%
    Expected life of options               4 years       10 years       10 years

    Weighted-average fair value of
      options granted during year        $ 4.52        $  7.86        $  5.09

    The following table summarizes information about stock options under the Incentive Plan outstanding at December 31, 2000:

                          Options Outstanding         Options Exercisable
                   -------------------------------    --------------------
                                Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
     Range of         Number   Contractual  Exercise    Number     Exercise
 Exercise Prices   Outstanding    Life       Price    Exercisable    Price
 ---------------   -----------    ----       -----    -----------    -----

           $4.50     154,000    2 years    $  4.50      154,000    $  4.50
           $4.00      13,000    3 years    $  4.00       13,000    $  4.00
  $3.75 to $3.81      19,000    4 years    $  3.76       19,000    $  3.76
           $5.38     147,300    5 years    $  5.38      147,300    $  5.38
           $7.63      22,500    6 years    $  7.63       22,500    $  7.63
          $11.75      37,900    7 years    $ 11.75       37,900    $ 11.75
          $11.38      40,800    8 years    $ 11.38       40,800    $ 11.38
          $12.50      22,300    9 years    $ 12.50       14,867    $ 12.50
          $12.38      54,400   10 years    $ 12.38       18,133    $ 12.38

    The Company also adopted a Non-Employee Directors' Stock Option Plan (Directors' Plan) in December 1992. An aggregate of 22,000 shares of common stock are reserved for issuance under the Directors' Plan. Nonemployee directors are automatically granted options to purchase 500 common shares during each fiscal year following election to the Board. The Board of Directors, or a committee consisting of such Board members or other persons as may be appointed by the Board, administer the Directors' Plan. The Directors' Plan is currently administered by the Board of Directors. Each option under the Directors' Plan expires five years from the date of grant.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

    A summary of the status of the Directors' Plan at December 31, and changes during the year is presented below:

                                          2000               1999                 1998
                                   ----------------    ---------------     ----------------
                                             Weighted          Weighted              Weighted
                                              Average           Average               Average
                                             Exercise          Exercise              Exercise
                                   Shares     Price    Shares    Price     Shares     Price
                                   ------     -----    ------    -----     ------     -----
Outstanding, beginning of year      8,000   $  10.86     9,000   $ 8.74       9,000   $ 7.14
Granted                             2,000      11.88     2,000    13.13       2,000    12.50
Exercised                          (1,000)      5.50    (2,500)    4.95      (1,500)    4.13
Forfeited                              --      --         (500)   12.07        (500)    4.13
                                 --------             --------              -------

Outstanding, end of year            9,000   $  11.68     8,000   $10.86       9,000   $ 8.74
                                 ========             ========              =======

Options exercisable, end of
  year                              7,000                6,000                7,000

    The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                          2000            1999           1998
                                          ----            ----           ----

    Dividend per share                 $  0            $  0           $  0
    Risk-free interest rate               4.98%           6.55%          4.75%
    Expected life of options              4 years         4 years        5 years

    Weighted-average fair value of
      options granted during year      $  4.52         $  5.05        $  3.64

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS  (CONTINUED)

    The following table summarizes information about stock options under the Directors' Plan outstanding at December 31, 2000:

                      Options Outstanding            Options Exercisable
                ----------------------------------  ----------------------
                                Weighted
                                Average   Weighted               Weighted
                               Remaining   Average                Average
   Range of        Number     Contractual Exercise    Number     Exercise
Exercise Prices Outstanding      Life      Price    Exercisable   Price
--------------- -----------      ----      -----    -----------   -----

     $8.00         1,500       1 years     $ 8.00      1,500      $ 8.00
    $12.07         1,500       2 years     $12.07      1,500      $12.07
    $12.50         2,000       3 years     $12.50      2,000      $12.50
    $13.13         2,000       4 years     $13.13      2,000      $13.13
    $11.88         2,000       5 years     $11.88         --      $   --


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

    A summary of the status of the Bonus Plan at December 31, and changes during the year is presented below:

                                             2000                       1999                 1998
                                  ------------------------   ---------------------  ---------------------
                                               Weighted                Weighted                  Weighted
                                               Average                 Average                   Average
                                               Exercise                Exercise                  Exercise
                                    Shares      Price        Shares     Price         Shares     Price
                                  ---------   ---------     --------   --------      --------   ---------
Outstanding, beginning of year        212,566   $ 10.15       207,715   $ 10.07         78,586   $  7.93
Granted                                 6,304     12.38         4,851     13.13        129,129     11.38
Exercised                              (5,212)    11.38            --      --               --       --
Forfeited                                  --     --               --      --               --       --
                                  -----------             -----------              -----------

Outstanding, end of year              213,658   $ 10.16       212,566   $ 10.15        207,715   $ 10.07
                                  ===========             ===========              ===========

Options exercisable, end of
  year                                207,354                 207,715                   78,586


                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS (CONTINUED)

    The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                              2000              1999
                                              ----              ----

    Dividend per share                     $ 0               $ 0
    Risk-free interest rate                  4.98%             6.55%
    Expected life of options                 4 years           4 years

    Weighted-average fair value of
      options granted during year          $ 4.52            $ 5.05

    The following table summarizes information about stock options under the Bonus Plan outstanding at December 31, 2000:

                         Options Outstanding               Options Exercisable
                  ------------------------------------  ------------------------
                                Weighted
                                 Average      Weighted                 Weighted
                                Remaining      Average                  Average
    Range of        Number     Contractual    Exercise    Number       Exercise
Exercise Prices   Outstanding     Life          Price   Exercisable     Price
---------------   -----------     ----          -----   -----------     -----

      $7.63         72,802       6 years       $  7.63     72,802       $  7.63
     $11.75          5,784       7 years       $ 11.75      5,784       $ 11.75
     $11.38        123,917       8 years       $ 11.38    123,917       $ 11.38
     $12.50          4,851       9 years       $ 13.13      4,851       $ 12.50
     $12.38          6,304      10 years       $ 12.38         --       $    --

    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans, and no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $150,000, $102,000 and $368,000 in 2000, 1999 and
1998, respectively. In addition, the Company's basic earnings per share would have decreased by $.06 per share, $.04 per share and $.16 per share in 2000, 1999 and 1998, respectively. Diluted earnings per share would have decreased $.06 per share, $.04 per share and $.14 per share, respectively.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 13:  OTHER OPERATING EXPENSES

    Other operating expenses consist of the following:

                                                2000         1999         1998
                                             ----------   ----------   ----------
     Professional services                   $  818,000   $  990,000   $  729,000
     Credit card                                442,000      445,000      352,000
     Legal and accounting                       360,000      210,000      253,000
     Advertising and promotion                  291,000      263,000      286,000
     Postage and delivery                       242,000      238,000      176,000
     Software maintenance and amortization       99,000      102,000      164,000
     Service charges                            193,000      199,000      131,000
     Supplies                                   205,000      234,000      191,000
     Insurance and bonds                        136,000      140,000      127,000
     Telephone                                  183,000      165,000      107,000
     Printing                                   166,000      192,000      124,000
     Travel and entertainment                   162,000      122,000      114,000
     Dues and subscriptions                      97,000      113,000       80,000
     Deposit insurance                          103,000       31,000       23,000
     Amortization of debt issuance costs         76,000       76,000        2,000
     Other operating expenses                   455,000      448,000      328,000
     Merger cost                                   --        325,000         --
                                             ----------   ----------   ----------

                                             $4,028,000   $4,293,000   $3,187,000
                                             ==========   ==========   ==========


NOTE 14:  TRANSACTIONS WITH RELATED PARTIES

    At December 31, 2000 and 1999, the Bank had loans outstanding to shareholders, executive officers, and directors of the Company and their affiliates, in the amount of $3,219,000 and $3,306,000, respectively. New loans made to shareholders, executive officers, and directors of the Company and their affiliates approximated $1,769,000 and $1,060,000, and repayments approximated $1,856,000 and $1,095,000 for the years ended December 31, 2000 and 1999, respectively.

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

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 14:  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

    From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 2000, 1999 and 1998, the Bank earned interest income on such loans of $10,000, $28,000 and $144,000, respectively. During the years ended December 31, 2000, 1999 and 1998, the Bank purchased loans in the amounts of $4,754,000, $9,389,000 and $48,364,000 and sold loans in the amount of $4,754,000,
$13,674,000 and $44,079,000, respectively. All loans sold back to the mortgage company are without recourse to the Bank. The Chairman of the Board of the Bank is a director and treasurer of the mortgage company.


NOTE 15:  ADDITIONAL CASH FLOW INFORMATION

    The Company purchased all of the capital stock of Lakewood State Bank for $8,350,000 ($7,515,000 in cash and $835,000 held on deposit at the Bank). In conjunction with the acquisition, assets acquired and liabilities assumed are as follows:

                                                                1998
                                                                ----

    Fair value of assets acquired                          $   50,020,000
    Cash paid for the capital stock                            (7,515,000)
                                                            -------------

    Liabilities assumed                                    $   42,505,000
                                                            =============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 15:  ADDITIONAL CASH FLOW INFORMATION (CONTINUED)

ADDITIONAL CASH PAYMENT INFORMATION
                                                  2000          1999           1998
                                                  ----          ----           ----
     Income taxes paid                         $ 1,020,000   $   783,000   $   638,000
                                               ===========   ===========   ===========

     Interest paid                             $11,930,000   $ 9,540,000   $ 5,900,000
                                               ===========   ===========   ===========

NON-CASH INVESTING ACTIVITIES

     Reclassification of securities from
      available-for-sale to held-to-maturity
      at fair value                            $         0   $15,434,000   $         0
                                               ===========   ===========   ===========

     Reclassification of securities from
      held-to-maturity to available-for-sale
      at fair value                            $31,264,000   $ 6,940,000   $         0
                                               ===========   ===========   ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Financial statements of the parent company, Union Bankshares, Ltd., are shown below and should be read in conjunction with the consolidated financial statements.


                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                                                         2000            1999
                                                                     ------------    ------------
  Cash                                                               $  3,477,000    $  1,545,000
  Available-for-sale securities                                         2,246,000       3,612,000
  Investment in subsidiary                                             26,607,000      21,887,000
  Excess of investment in subsidiary over net assets acquired, net      2,042,000       2,268,000
  Accrued interest receivable                                              45,000          53,000
  Other assets                                                            600,000         741,000
                                                                     ------------    ------------

          Total Assets                                               $ 35,017,000    $ 30,106,000
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Guaranteed preferred beneficial interest in Company's debentures   $ 10,304,000    $ 10,304,000
  Accrued interest payable                                                 39,000          39,000
  Other liabilities                                                       514,000         380,000
                                                                     ------------    ------------
          Total Liabilities                                            10,857,000      10,723,000
                                                                     ------------    ------------


STOCKHOLDERS' EQUITY
  Common stock                                                              2,000           2,000
  Additional paid-in capital                                            9,987,000       9,822,000
  Retained earnings                                                    14,393,000      11,564,000
  Unrealized gains on subsidiary's available-for-sale securities         (222,000)     (2,005,000)
                                                                     ------------    ------------
          Total Stockholders' Equity                                   24,160,000      19,383,000
                                                                     ------------    ------------

          Total Liabilities and Stockholders' Equity                 $ 35,017,000    $ 30,106,000
                                                                     ============    ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)


                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                2000          1999            1998
                                            -----------    -----------    -----------
OPERATING INCOME
  Dividends from subsidiary                 $ 1,400,000    $ 1,400,000    $ 1,000,000
  Interest income                               167,000        172,000        157,000
                                            -----------    -----------    -----------
          Total operating income              1,567,000      1,572,000      1,157,000
                                            -----------    -----------    -----------

OPERATING EXPENSES
  Interest                                      927,000        925,000        157,000
  Amortization of excess of investment in
   subsidiary over net assets acquired          226,000        226,000        226,000
  Salaries and employee benefits                835,000        696,000        374,000
  Occupancy and equipment                       115,000         88,000         36,000
  Other                                         687,000        919,000        518,000
                                            -----------    -----------    -----------
          Total operating expenses            2,790,000      2,854,000      1,311,000
                                            -----------    -----------    -----------

(LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY, INCOME TAX
  BENEFIT                                    (1,223,000)    (1,282,000)      (154,000)

EQUITY IN UNDISTRIBUTED EARNINGS              3,031,000      2,027,000      1,424,000


INCOME TAX BENEFIT                            1,021,000        723,000        367,000
                                            -----------    -----------    -----------

NET INCOME                                  $ 2,829,000    $ 1,468,000    $ 1,637,000
                                            ===========    ===========    ===========

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)


                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  2,829,000    $  1,468,000    $  1,637,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization                                                   302,000         302,000         229,000
      Deferred taxes                                                    --              --            26,000
  Change in:
      Other assets                                                    65,000        (171,000)       (574,000)
      Accrued interest receivable                                      8,000         (16,000)          2,000
      Equity in undistributed earnings of subsidiary              (2,937,000)     (1,985,000)     (1,403,000)
      Other liabilities                                              134,000         259,000        (170,000)
                                                                ------------    ------------    ------------
          Net cash provided by (used in) operating activities        401,000        (143,000)       (253,000)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                      (2,246,000)     (3,612,000)     (2,686,000)
  Capital contribution to banking subsidiary                            --              --        (7,000,000)
  Proceeds from maturities of available-for-sale securities        3,612,000       2,685,000       3,700,000
                                                                ------------    ------------    ------------
          Net cash provided by (used in) investing activities      1,366,000        (927,000)     (5,986,000)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of trust preferred securities                  --              --        10,304,000
  Principal repayments of notes payable                                 --              --        (2,000,000)
  Proceeds from issuance of common stock                             165,000         183,000          56,000
                                                                ------------    ------------    ------------
          Net cash provided by financing activities                  165,000         183,000       8,360,000
                                                                ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             1,932,000        (887,000)      2,121,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                 1,545,000       2,432,000         311,000
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                    $  3,477,000    $  1,545,000    $  2,432,000
                                                                ============    ============    ============

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 17:  REGULATORY CAPITAL REQUIREMENTS  (CONTINUED)

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table. In accordance with FDIC regulations, no amount has been deducted from capital for interest rate risk.

                                                                                                   To be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                                      Actual       Adequacy Purposes             Action Provisions
                                       -----------------------  -----------------------     ----------------------
                                          Amount       Ratio        Amount        Ratio        Amount        Ratio
                                          ------       -----        ------        -----        ------        -----
AS OF DECEMBER 31, 2000:
  Total risk-based capital
   (to risk-weighted assets):
      Consolidated                     $ 31,731,000     12.7%   $ 20,070,000         8.0%   $ 25,088,000      10.0%
      Bank                             $ 25,785,000     10.7%   $ 19,221,000         8.0%   $ 24,026,000      10.0%
  Tier I risk-based capital
    (to risk-weighted assets):
      Consolidated                     $ 26,417,000     10.5%   $ 10,035,000         4.0%   $ 15,053,000       6.0%
      Bank                             $ 22,778,000      9.5%   $  9,610,000         4.0%   $ 14,415,000       6.0%
  Tier I leverage capital
    (to adjusted total assets):
      Consolidated                     $ 26,417,000      7.3%   $ 14,497,000         4.0%   $ 18,121,000       5.0%
      Bank                             $ 22,778,000      6.3%   $ 14,578,000         4.0%   $ 18,223,000       5.0%

AS OF DECEMBER 31, 1999:
  Total risk-based capital
   (to risk-weighted assets):
      Consolidated                     $ 28,393,000     12.7%   $ 17,916,000         8.0%   $ 22,394,000      10.0%
      Bank                             $ 22,309,000     10.1%   $ 17,622,000         8.0%   $ 22,028,000      10.0%
  Tier I risk-based capital
    (to risk-weighted assets):
      Consolidated                     $ 22,339,000     10.0%   $  8,958,000         4.0%   $ 13,437,000       6.0%
      Bank                             $ 19,554,000      8.9%   $  8,811,000         4.0%   $ 13,217,000       6.0%
  Tier I leverage capital
    (to adjusted total assets):
      Consolidated                     $ 22,339,000      6.4%   $ 13,929,000         4.0%   $ 17,411,000       5.0%
      Bank                             $ 19,554,000      5.6%   $ 13,854,000         4.0%   $ 17,317,000       5.0%

    The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2000, approximately $1,840,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

                        DECEMBER 31, 2000, 1999 AND 1998


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

                             UNION BANKSHARES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 18:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (CONTINUED)

                                                    December 31, 2000              December 31, 1999
                                             -----------------------------   --------------------------
                                                 Carrying                     Carrying
                                                  Amount      Fair Value       Amount        Fair Value
                                             -------------   ------------   ------------   ------------
FINANCIAL ASSETS
  Cash and due from banks                     $ 19,551,000   $ 19,551,000   $ 15,493,000   $ 15,493,000
  Available-for-sale securities                130,349,000    130,349,000    110,080,000    110,080,000
  Held-to-maturity securities                         --             --       32,908,000     32,133,000
  Other investments                              2,430,000      2,430,000      1,984,000      1,984,000
  Interest receivable                            3,170,000      3,170,000      2,586,000      2,586,000
  Loans, net of allowance for loan losses      213,522,000    212,095,000    181,733,000    181,537,000

FINANCIAL LIABILITIES
  Deposits                                     315,329,000    315,475,000    290,055,000    290,118,000
  Notes payable                                 28,600,000     28,600,000     28,600,000     28,600,000
  Guaranteed Preferred Beneficial Interests
    In Company's Debentures                     10,304,000     10,304,000     10,304,000     10,304,000
  Federal funds purchased                             --             --        8,500,000      8,500,000
  Interest payable                                 433,000        433,000        382,000        382,000

UNRECOGNIZED FINANCIAL INSTRUMENTS
(net of contract amount):
    Commitments to extend credit                      --             --             --             --
    Letters of credit                                 --             --             --             --
    Lines of credit                                   --             --             --             --

                                   SIGNATURES

      In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNION BANKSHARES, LTD.


Date:  March 30, 2001            By:  /s/ CHARLES R. HARRISON
                                     -------------------------------------------
                                     Charles R. Harrison, Chairman of the Board,
                                     Chief Executive Officer and a Director


      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                           DATE
/s/ CHARLES R. HARRISON         Chairman of the Board, Chief           March 30, 2001
---------------------------     Executive Officer and a Director
Charles R. Harrison             (Principal Executive Officer)

/s/ BRUCE E. HALL               Vice President-Finance, Secretary,     March 30, 2001
---------------------------     Treasurer and a Director (Principal
Bruce E. Hall                   Financial and Accounting Officer)

/s/ WAYNE T. BIDDLE             Director                               March 30, 2001
---------------------------
Wayne T. Biddle

/s/ JERROLD B. EVANS            Director                               March 30, 2001
---------------------------
Jerrold B. Evans

/s/ HAROLD R. LOGAN, JR.        Director                               March 30, 2001
---------------------------
Harold R. Logan, Jr.

/s/ RALPH D. JOHNSON            Director                               March 30, 2001
---------------------------
Ralph D. Johnson

/s/ RICHARD C. SAUNDERS         Director                               March 30, 2001
---------------------------
Richard C. Saunders

/s/ HERMAN J. ZUECK             Director                               March 30, 2001
---------------------------
Herman J. Zueck



         SIGNATURE                          TITLE                           DATE
/s/ CHARLES B. WORTHINGTON      Director                               March 30, 2001
---------------------------
Charles B. Worthington



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

10.11 Loan Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First National Bank of Kansas City ****

10.12       Line of Credit Agreement between Union Bankshares, Ltd., Union
            Bank & Trust and Boatmen's First National Bank of Kansas City *****

10.13       Option Bonus Plan *****

10.14 Agreement and Plan of Merger, dated August 27, 1998, among Union Bank & Trust Company, LSB Acquisition Corp. and Lakewood State Bank +

10.15 Loan Agreement among Union Bankshares, Ltd., Union Bank & Trust and Exchange National Bank ++

10.16 Agreement and Plan of Reorganization, dated August 9, 1999, among Gold Banc Corporation, Inc., Gold Banc Acquisition Corporation VIII, Inc., and Union Bankshares, Ltd.+++

10.17 Mutual Termination Agreement, dated March 17, 2000, among Gold Banc Corporation, Inc., Gold Banc Acquisition Corporation VIII, Inc. and Union Bankshares, Ltd.++++

21          Subsidiaries of the Registrant ******

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

++ Incorporated by reference to the Company's 10-KSB filed with the Commission on March 31, 1999.

+++ Incorporated by reference to the Company's 10-QSB filed with the Commission on August 13, 1999.

++++ Incorporated by reference to the Company's Form 8-K filed with the Commission on March 17, 2000.