Form 10-Q
period 2001-03-31
UNION BANKSHARES LTD
filed 2001-05-04
CIK 895688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 (303) 298-5352

              (Registrant's telephone number, including area code)
-----------------------------------------------------------------
                                   Not Changed
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    YES X  NO___.

At May 4, 2001, there were 2,399,794 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                          Page
                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.................         3

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation....................         9

PART II - OTHER INFORMATION.........................       14


SIGNATURES..........................................       15

Part I - Financial Information
Item 1 - Financial Statements
March 31, 2001

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                      March  31,        December 31,
                 ASSETS                                2001                2000
                                                     (Unaudited)         (Audited)
                                                    -------------      -------------
Cash and cash equivalents:
  Cash and due from banks                           $  16,001,000      $  19,551,000
  Federal funds sold                                    5,000,000                 --
                                                    -------------      -------------
     Total cash and cash equivalents                   21,001,000         19,551,000

  Investment securities:
     Investment securities available for sale         140,814,000        130,349,000
     Other investments                                  2,430,000          2,430,000
                                                    -------------      -------------
           Total investment securities                143,244,000        132,779,000

  Loans:
     Commercial                                       158,321,000        153,727,000
     Real estate mortgage                               4,740,000          4,372,000
     Real estate construction                          25,632,000         26,955,000
     Consumer                                          30,592,000         31,754,000
                                                    -------------      -------------
           Total loans                                219,285,000        216,808,000
     Less: allowance for loan losses                   (3,336,000)        (3,286,000)
                                                    -------------      -------------
                                                      215,949,000        213,522,000

     Mortgage loans held for sale                       5,145,000                 --

     Excess of cost over fair value of net
      assets acquired, net of amortization              5,958,000          6,092,000
     Furniture, equipment and improvements, net         2,595,000          2,724,000
     Accrued interest receivable                        2,385,000          3,170,000
     Other assets                                       2,547,000          2,642,000
                                                    -------------      -------------
  TOTAL ASSETS                                      $ 398,824,000      $ 380,480,000
                                                    =============      =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Demand (noninterest -bearing)                  $  94,331,000      $  99,220,000
     NOW                                               31,648,000         30,413,000
     Money Market                                      81,480,000         76,549,000
     Savings                                           18,664,000         18,149,000
     Time                                             100,354,000         90,998,000
                                                    -------------      -------------
           Total deposits                             326,477,000        315,329,000

  Federal funds purchased                                      --                 --

  Notes payable                                        35,000,000         28,600,000
  Guaranteed preferred beneficial interests
     in Company's debentures                           10,304,000         10,304,000
  Accrued interest payable                                398,000            383,000
  Other liabilities                                     1,052,000          1,704,000
                                                    -------------      -------------
           Total liabilities                          373,231,000        356,320,000


  Stockholders' equity
     Common stock                                           2,000              2,000
     Additional paid in capital                         9,996,000          9,987,000
     Retained earnings                                 15,038,000         14,393,000
     Unrealized appreciation (depreciation) on
      available for sale securities, net of tax           557,000           (222,000)
                                                    -------------      -------------
           Total stockholders' equity                  25,593,000         24,160,000
                                                    -------------      -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 398,824,000      $ 380,480,000
                                                    =============      =============

  See Notes to Consolidated Financial Statements

   UNION BANKSHARES, LTD.  AND  SUBSIDIARY

   CONSOLIDATED STATEMENTS OF INCOME

   (Unaudited)

                                                                March   31,
                                                            -------------------------
                                                                  2001           2000
INTEREST INCOME:
   Interest and fees on loans                               $5,323,000     $4,641,000
   Interest on investment securities:
       U.S. government agencies and corporations             1,608,000      1,991,000
       States and other political subdivisions                 367,000        355,000
   Interest on federal funds sold
       and interest bearing deposits at other banks            105,000         16,000
                                                            ----------     ----------
              Total interest income                          7,403,000      7,003,000
INTEREST EXPENSE:
   Interest on deposits                                      2,223,000      1,814,000
   Interest on federal funds purchased                              --         14,000
   Interest on notes payable                                   625,000        862,000
                                                            ----------     ----------
              Total interest expense                         2,848,000      2,690,000
                                                            ----------     ----------
NET INTEREST INCOME BEFORE PROVISION FOR
   LOAN LOSS                                                 4,555,000      4,313,000
PROVISION FOR LOAN LOSS                                         89,000         86,000
                                                            ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSS                                                 4,466,000      4,227,000
NONINTEREST INCOME:
   Service charges                                             216,000        188,000
   Gain on sale of securities available for sale                13,000             --
   Other                                                       160,000        177,000
                                                            ----------     ----------
              Total non interest income                        389,000        365,000
                                                            ----------     ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits                            2,196,000      1,977,000
   Amortization of investment in subsidiary
     over net assets acquired                                  135,000        135,000
   Occupancy and equipment                                     512,000        502,000
   Other                                                     1,089,000      1,045,000
                                                            ----------     ----------
              Total non interest expense                     3,932,000      3,659,000
                                                            ----------     ----------


INCOME BEFORE INCOME TAX EXPENSE                               923,000        933,000
INCOME TAX EXPENSE                                             295,000        263,000
                                                            ----------     ----------
NET INCOME                                                  $  628,000     $  670,000
                                                            ==========     ==========


EARNINGS PER COMMON SHARE BASIC
   Net income per share                                     $     0.26     $     0.28
                                                            ==========     ==========
   Weighted average number of common shares outstanding      2,399,376      2,370,908
                                                            ==========     ==========


EARNINGS PER COMMON SHARE DILUTED
   Net income per share                                     $     0.23     $     0.26
                                                            ==========     ==========
   Weighted average number of common shares outstanding      2,685,206      2,607,678
                                                            ==========     ==========


      See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE ENDED MARCH 31, 2001 AND 2000

 (Unaudited)

                                                             Three months ended
                                                                March      31,
                                                          ----------------------------
                                                                 2001            2000
                                                          -----------      -----------
NET INCOME                                                $   628,000      $   670,000


OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized appreciation (depreciation) on
 available-for-sale securities, net of
 income taxes of $400,000 and ($4,000), respectively          779,000           (6,000)


LESS:  reclassification adjustment for realized
 (gain) losses included in net income, net of
 income taxes of $5,000 and $0, respectively                   (8,000)              --


                                                          -----------      -----------
COMPREHENSIVE INCOME                                      $ 1,415,000      $   664,000
                                                          ===========      ===========


See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



(Unaudited)
                                                             March 31,
                                                     ------------------------------
                                                             2001              2000
                                                             ----              ----
Net cash provided (used) by operating activities     ($ 4,374,000)     $    817,000
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale
    securities                                          5,773,000         2,162,000
  Proceeds from maturities of held-to-maturity
    securities                                                 --           747,000
  Proceeds from sale of available-for-sale
    securities                                         58,546,000           300,000
  Purchase of available-for-sale securities           (73,635,000)       (1,203,000)
  Purchase of other investments                                --          (446,000)
  Net increase in loans                                (2,364,000)      (11,887,000)
  Purchase of furniture and equipment                     (53,000)          (76,000)

                                                     ------------      ------------
Net cash used in investing activities                 (11,733,000)      (10,403,000)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                 11,148,000        10,274,000
  Decrease in fed funds purchased                              --        (8,500,000)
  Proceeds from issuance of notes payable              80,000,000        55,000,000
  Principal repayments of notes payable               (73,600,000)      (40,000,000)
  Proceeds from issuance of common stock                    9,000            54,000

                                                     ------------      ------------
Net cash provided by financing activities              17,557,000        16,828,000
                                                     ------------      ------------

Net increase in cash and cash equivalents               1,450,000         7,242,000

Cash and cash equivalents, beginning of year           19,551,000        15,493,000
                                                     ------------      ------------
Cash and cash equivalents, end of quarter            $ 21,001,000      $ 22,735,000
                                                     ============      ============


See Notes to Consolidated Financial Statements

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 2001 and the Company's results of operations for the three months ended March 31, 2001 and 2000, statements of comprehensive income for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

The consolidated balance sheet of the Company as of December 31, 2000, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the March 31, 2000 Consolidated Financial Statements to conform to the March 31, 2001 Consolidated Financial Statements.


NOTE 2.  RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 285,830 shares purchasable pursuant to exercisable options during the three months ended March 31, 2001. Earnings per common share were affected by 236,770 shares purchasable pursuant to exercisable options during the three months ended March 31, 2000.

NOTE 4.  NOTES PAYABLE

During the first three months of 2000, the Bank entered into 12 advance agreements totaling $80.0 million with the Federal Home Loan Bank of Topeka bearing interest rates ranging from 4.72% to 5.96%. During this same period the Bank repaid $73.6 million of its advances from the FHLB. As of March 31, 2001, FHLB advances outstanding are $35.0 million with $5.0 million maturing each on April 6, 2001, April 19, 2001, May 8, 2001, September 21, 2001 and September 21, 2001. The remaining $10.0 million matures June 25, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 2001. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.


RESULTS OF OPERATIONS

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $628,000 for the quarter ended March 31, 2001, a decrease of 6.3% from net income of $670,000 for the first quarter of 2000. 2001 first quarter earnings were positively impacted by a $242,000 increase in net interest income, a $13,000 increase in gain on sale of securities available for sale, and an $11,000 increase in other noninterest income. These improvements were offset by a $3,000 increase in provision for loan loss, a $273,000 increase in noninterest expense, and a $32,000 increase in income tax expense. Net income per share (diluted) was $.23 for the three months ended March 31, 2001 compared to $.26 per share (diluted) for the same period in 2000. Return on average assets and average equity were .66% and 10.18%, respectively, for the first quarter of 2001 compared to .73% and 13.94%, respectively, for the first quarter of 2000.
During the first quarter of 2001, the Bank's loan portfolio increased $2.4 million, its mortgage loans held for sale increased $5.1 million, its deposits increased $11.2 million, and its notes payable increased $6.4 million.

INTEREST INCOME: Interest income increased $400,000, or 5.7%, to $7,403,000 for the first quarter of 2001 from $7,003,000 for the comparable 2000 period. This increase results from an increase in the Company's interest earning assets, primarily growth in loans, absolutely and as a percentage of interest earning assets, offset by the general decline in interest rates. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.70% for the first quarter of 2001, which reflects an increase of 13 basis points (each basis point equals 1/100 of 1%) from the comparable 2000 period. The average yield on loans decreased from 9.86% in the 2000 period to 9.83% in the 2001 period, and the average yield on securities held by the Company decreased from 7.00% in the 2000 period to 6.91% in the 2001 period. Interest income on loans was $682,000 greater in the 2001 period, interest income on securities decreased $371,000 in the 2001 period, and interest income on federal funds sold increased $89,000 in the 2001 period.

INTEREST EXPENSE: Interest expense increased $158,000, or 5.9%, to $2,848,000 for the quarter ended March 31, 2001 from $2,690,000 for the quarter ended March 31, 2000. This increase is primarily due to an increase of $409,000 in interest expense on deposits offset by a decrease of $237,000 in interest expense on notes payable to the Federal Home Loan Bank of Topeka ("FHLB"). Average rates paid on interest bearing deposits increased 28 basis points to 3.95% in the first quarter of 2001 from 3.67% in the first quarter of 2000.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,555,000 for the quarter ended March 31, 2001, an increase of $242,000, or 5.6%, over the first quarter of 2000. Net interest margin increased 8 basis points from 5.35% in the 2000 period to 5.43% in the 2001 period. The increase in net interest income is primarily due to a $682,000 increase in interest income on loans, an $89,000 increase in interest income on federal funds sold, offset by a $371,000 decrease in interest income on investment securities and a $158,000 increase in interest expense. The Company's average cost of funds increased 4 basis points to 4.35% in the first quarter of 2001 from 4.31% in the first quarter of 2000. The Company's average yield on interest earning assets increased 13 basis points in the 2001 period compared to the year earlier period from 8.57% to 8.70%. In the period since January 1, 2001, the Federal Reserve acted to aggressively reduce interest rates in response to general economic conditions. Further aggressive reduction in interest rates would be expected to materially affect the Company's net interest income.

NONINTEREST INCOME: Noninterest income increased $24,000, or 6.6%, for the quarter ended March 31, 2001 to $389,000 from $365,000 for the quarter ended March 31, 2000. This increase was primarily due to a $13,000 increase in the gain on sale of securities available for sale and a $28,000 increase in service charges, offset by a decrease of $17,000 in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $273,000, or 7.5%, for the first quarter of 2001 to $3,932,000 compared to $3,659,000 in the first quarter of 2000. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.

PROVISION FOR LOAN LOSS

The Company charged $89,000 to Provision for Loan Loss in the first quarter of 2001 and $86,000 for the same period in 2000. The ratio of loan loss reserve to total loans was 1.52% at March 31, 2001 and 1.52% at December 31, 2000. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased to $398.8 million at March 31, 2001 from $380.5 million at December 31, 2000. During the quarter ended March 31, 2001 deposits increased $11.2 million to $326.5 million at March 31, 2001 from $315.3 million at December 31, 2000. None of the Company's deposits at March 31, 2001 were brokered deposits.

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

During the first quarter of 2001, the Bank borrowed $80.0 million from the FHLB with rates ranging from 4.72% to 5.96% and maturities ranging from one day to six months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when liquidation of a portion of the Bank's investment portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's investment portfolio.

During the first quarter of 2001, the Bank repaid $73.6 million of the FHLB loans.

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

Total nonperforming assets were $89,000 and $335,000 at March 31, 2001 and December 31, 2000, respectively. Other Real Estate Owned (OREO) was $0 and $0 at both March 31, 2001 and December 31, 2000. At March 31,

2001 securities available for sale totaled $140.8 million, or 98.3% of the total portfolio. Other securities (investment in FHLB stock) totaled $2.4 million, or 1.7% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At March 31, 2001, the market value of investments available for sale exceeded amortized cost by approximately $844,000.

As noted in the Company's Form 10-KSB for the year ended December 31, 2000, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 2001, the dollar duration of the investment portfolio was 5.10 compared to 4.60 at December 31, 2000. This increase in dollar duration resulted from the replacement of securities which were sold, matured or called during the first quarter of 2001 with securities with lower yields and longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $1,433,000 to $25.6 million at March 31, 2001 from $24.2 million at December 31, 2000. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 1,600 shares of common stock, and the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 11.64% at March 31, 2001 and its total qualifying capital to risk weighted assets was 12.99%. As of March 31, 2001 the Bank also exceeded the minimum regulatory risk based capital ratios.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: continued success of the Bank's branching strategy, general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors detailed in the Company's Forms 10-KSB, 10-Q and 8-K filed with the Securities and Exchange Commission.

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





                                       UNION BANKSHARES, LTD.
                                       ----------------------
                                       (Registrant)






May 4, 2001                             /s/ BRUCE E. HALL
                                       ---------------------------

                                       Bruce E. Hall
                                       Vice President, Treasurer and
                                            Secretary
                                       (Authorized Officer and Principal
                                       Financial Officer of the Registrant)