Form 10-Q
period 2001-06-30
UNION BANKSHARES LTD
filed 2001-08-10
CIK 895688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

At August 1, 2001, there were 2,400,194 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.

                                      INDEX


                                                                  PAGE

PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements.................            3


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................            9


PART II - OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of
                  Security Holders.....................           16

      Item 6.     Exhibits and Reports on Form 8-K.....           16


SIGNATURES.............................................           17

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2001


NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of June 30, 2001 and the Company's results of operations for the three and six months ended June 30, 2001 and 2000, statements of comprehensive income for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

The consolidated balance sheet of the Company as of December 31, 2000, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the June 30, 2000 Consolidated Financial Statements to conform to the June 30, 2001 Consolidated Financial Statements.


NOTE 2.     RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 3.     EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 253,999 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 2001. Earnings per common share were affected by 222,288 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 2000.

NOTE 4.     NOTES PAYABLE

During the first six months of 2001, the Bank entered into 19 advance agreements totaling $113.6 million with the Federal Home Loan Bank of Topeka (FHLB) bearing interest rates ranging from 3.90% to 5.96%. During this same period the Bank repaid $102.2 million of its advances from the FHLB. As of June 30, 2001, FHLB advances outstanding are $40.0 million with $5.0 million maturing each on July 9, 2001, July 20, 2001, August 8, 2001, August 17, 2001, September 21, 2001,
September 21, 2001, October 15, 2001, and December 31, 2002.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
JUNE 30, 2001

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                       JUNE        DECEMBER 31,
                ASSETS                                 2001           2000
                                                   (UNAUDITED)
                                                  -------------   -------------

Cash and cash equivalents:
    Cash and due from banks                       $  24,186,000   $  19,551,000
    Federal funds sold                                5,000,000              --
                                                  -------------   -------------
      Total cash and cash equivalents                29,186,000      19,551,000

    Investment securities:
      Investment securities available for sale      163,107,000     130,349,000
      Other  investments                              2,430,000       2,430,000
                                                  -------------   -------------
                Total investment securities         165,537,000     132,779,000

    Loans:
      Commercial                                    153,025,000     153,727,000
      Real estate mortgage                            3,889,000       4,372,000
      Real estate construction                       29,028,000      26,955,000
      Consumer                                       30,914,000      31,754,000
                                                  -------------   -------------
                Total loans                         216,856,000     216,808,000
      Less:  allowance for loan losses               (3,204,000)     (3,286,000)
                                                  -------------   -------------
                                                    213,652,000     213,522,000

      Mortgage loans held for sale                    1,794,000              --

      Excess of  cost over fair value of net
         assets acquired, net of amortization         5,823,000       6,092,000
      Furniture, equipment and improvements, net      2,504,000       2,724,000
      Accrued interest receivable                     2,497,000       3,170,000
      Other assets                                    2,416,000       2,642,000
                                                  -------------   -------------
    TOTAL ASSETS                                   $423,409,000   $ 380,480,000
                                                  =============   =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
      Demand (noninterest-bearing)                $  96,155,000   $  99,220,000
      NOW                                            31,107,000      30,413,000
      Money Market                                   81,900,000      76,549,000
      Savings                                        18,548,000      18,149,000
      Time                                          117,405,000      90,998,000
                                                  -------------   -------------
                Total deposits                      345,115,000     315,329,000

    Federal funds purchased                                  --              --

    Notes payable                                    40,000,000      28,600,000
    Guaranteed preferred beneficial interests
      in Company's debentures                        10,304,000      10,304,000
    Accrued interest payable                            396,000         383,000
    Other liabilities                                 1,123,000       1,704,000
                                                  -------------   -------------
                Total liabilities                   396,938,000     356,320,000

    Stockholders' equity
      Common stock                                        2,000           2,000
      Additional paid in capital                      9,999,000       9,987,000
      Retained earnings                              15,701,000      14,393,000
      Unrealized appreciation (depreciation) on
        available for sale securities, net              769,000        (222,000)
                                                  -------------   -------------
                Total stockholders' equity           26,471,000      24,160,000
                                                  -------------   -------------

    TOTAL LIABILITIES AND STOCKHOLDERS'           $ 423,409,000   $ 380,480,000
                                                  =============   =============

    See Notes to Consolidated Financial Statements

    UNION BANKSHARES, LTD.  AND  SUBSIDIARY
    CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    (UNAUDITED)

                                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                             ----------------------------     ----------------------------
                                                                    2001             2000            2001             2000
                                                             -----------      -----------     -----------      -----------
INTEREST INCOME:
    Interest and fees on loans                               $10,368,000      $ 9,859,000     $ 5,045,000      $ 5,218,000
    Interest on investment securities:
      U.S. government agencies and corporations                3,335,000        3,868,000       1,727,000        1,877,000
      States and other political subdivisions                    870,000          700,000         503,000          345,000
    Interest on federal funds sold
      and interest bearing deposits at other banks               179,000           49,000          74,000           33,000
                                                             -----------      -----------     -----------      -----------
                Total interest income                         14,752,000       14,476,000       7,349,000        7,473,000
INTEREST EXPENSE:
    Interest on deposits                                       4,470,000        3,770,000       2,247,000        1,956,000
    Interest on federal funds purchased                            2,000           46,000           2,000           32,000
    Interest on notes payable                                  1,271,000        1,863,000         646,000        1,001,000
                                                             -----------      -----------     -----------      -----------
                Total interest expense                         5,743,000        5,679,000       2,895,000        2,989,000
                                                             -----------      -----------     -----------      -----------

NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSS                                                  9,009,000        8,797,000       4,454,000        4,484,000
PROVISION FOR LOAN LOSS                                           89,000          136,000               0           50,000
                                                             -----------      -----------     -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS                                                  8,920,000        8,661,000       4,454,000        4,434,000
NONINTEREST INCOME:
    Service charges                                              442,000          389,000         226,000          201,000
    Gain on sale of securities available for sale                106,000         (359,000)         93,000         (359,000)
    Other                                                        357,000          380,000         197,000          203,000
                                                             -----------      -----------     -----------      -----------
                Total non interest income                        905,000          410,000         516,000           45,000
                                                             -----------      -----------     -----------      -----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                             4,342,000        3,881,000       2,146,000        1,904,000
    Amortization of investment in subsidiary
      over net assets acquired                                   269,000          269,000         134,000          134,000
    Occupancy and equipment                                    1,015,000        1,024,000         503,000          522,000
    Other                                                      2,214,000        2,092,000       1,125,000        1,047,000
                                                             -----------      -----------     -----------      -----------
                Total non interest expense                     7,840,000        7,266,000       3,908,000        3,607,000
                                                             -----------      -----------     -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                               1,985,000        1,805,000       1,062,000          872,000
INCOME TAX EXPENSE                                               693,000          369,000         398,000          106,000
                                                             -----------      -----------     -----------      -----------
NET INCOME                                                   $ 1,292,000      $ 1,436,000     $   664,000      $   766,000
                                                             ===========      ===========     ===========      ===========

EARNINGS PER COMMON SHARE  BASIC
    Net income per share                                     $      0.54      $      0.61     $      0.28      $      0.33
                                                             ===========      ===========     ===========      ===========
    Weighted average number of common shares outstanding       2,399,646        2,373,053       2,399,913        2,368,798
                                                             ===========      ===========     ===========      ===========


EARNINGS PER COMMON SHARE  DILUTED
    Net income per share                                     $      0.49      $      0.55     $      0.26      $      0.29
                                                             ===========      ===========     ===========      ===========
    Weighted average number of common shares outstanding       2,653,645        2,595,341       2,653,911        2,591,086
                                                             ===========      ===========     ===========      ===========


    See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(UNAUDITED)

                                                                     SIX  MONTHS  ENDED                THREE  MONTHS  ENDED
                                                                            JUNE  30,                        JUNE  30,
                                                                 ----------------------------      ----------------------------
                                                                        2001             2000             2001             2000
                                                                 -----------      -----------      -----------      -----------

NET  INCOME                                                      $ 1,292,000      $ 1,436,000      $   664,000      $   766,000

OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income taxes of
  $605,000, ($314,000), $200,000 and ($414,000) respectively       1,058,000         (534,000)         271,000         (704,000)


Unrealized (depreciation) appreciation on investments
  transferred from held-to-maturity to available-for-sale
  net of income taxes of ($261,000)                                       --         (443,000)              --               --

LESS:  reclassification adjustment for realized
  (gain)  losses included in net income, net of
  income  taxes of ($39,000) and $133,000, ($34,000)
  and $133,000, respectively                                         (67,000)         226,000          (59,000)         226,000

                                                                 -----------      -----------      -----------      -----------
COMPREHENSIVE  INCOME                                            $ 2,283,000      $   685,000      $   876,000      $   288,000
                                                                 ===========      ===========      ===========      ===========


See Notes to Consolidated Financial Statements

UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED




(UNAUDITED)

                                                                      JUNE 30,
                                                         ----------------------------
                                                                  2001          2000
                                                                  ----          ----

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             ($212,000)   $1,704,000
                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of available-for-sale
        securities                                          13,716,000     6,819,000
     Proceeds from sale of available-for-sale
        securities                                          60,796,000    18,032,000
     Purchase of available-for-sale securities            (105,839,000)   (2,742,000)
     Purchase of other investments                                  --      (486,000)
     Net decrease (increase) in loans                          111,000   (21,524,000)
     Purchase of furniture and equipment                      (135,000)      (80,000)

                                                         ----------------------------
Net cash (used in) provided by investing activities        (31,351,000)       19,000
                                                         ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                   29,786,000     5,214,000
     Decrease in fed funds purchased                                      (8,500,000)
     Proceeds from issuance of notes payable               113,600,000   125,000,000
     Principal repayments of notes payable                (102,200,000) (105,000,000)
     Proceeds from issuance of common stock                     12,000        54,000

                                                         ----------------------------
Net cash provided by financing activities                   41,198,000    16,768,000
                                                         ----------------------------

Net increase in cash and cash equivalents                    9,635,000    18,491,000

Cash and cash equivalents, beginning of year                19,551,000    15,493,000
                                                         ----------------------------
Cash and cash equivalents, end of quarter                  $29,186,000   $33,984,000
                                                         ============================


See Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 2001. The discussion is a supplement to the unaudited Consolidated Financial Statements provided in Item 1 and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 2000, and should be read in conjunction therewith.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

OVERVIEW: The Company reported net income of $1,292,000 for the six months ended June 30, 2001, a decrease of 10.0% from net income of $1,436,000 for the first six months of 2000. Earnings were positively impacted in the first six months of 2001 by a $212,000 increase in net interest income, a $47,000 decrease in provision for loan loss, a $53,000 increase in service charge income and a $465,000 increase in gain (loss) on sale of securities available for sale. These improvements were offset by a $574,000 increase in noninterest expense and a $324,000 increase in income tax expense for the six months ended June 30, 2001. Net income per share (diluted) was $.49 for the six months ended June 30, 2001 compared to $.55 per share for the comparable 2000 period. Return on average assets and average equity were .65% and 10.21%, respectively, for the six months ended June 30, 2001 compared to .77% and 14.53%, respectively, for the first six months of 2000.

During the first six months of 2001, the Company's cash and Federal Funds sold increased $9.6 million, its securities portfolio increased $32.8 million, its net loan portfolio increased $1.9 million, its deposits increased $29.8 million, and its notes payable to the FHLB increased $11.4 million. See "Liquidity and Capital Resources" for a discussion of the Company's FHLB borrowings.


INTEREST INCOME: Interest income increased $276,000, or 1.9%, to $14,752,000 for the period ended June 30, 2001 from $14,476,000 for the comparable 2000 period. This increase results from the increase in the Company's total interest earning assets, primarily in loans as a percentage of interest earning assets, partially offset by the general decline in interest rates. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.35% for the first six months of 2001, which reflects a decrease of 39 basis points (each basis point equals 1/100 of 1%) from the comparable 2000 period. The average yield on loans decreased from 10.14% in the six months ended June 30, 2000 to 9.53% in the comparable 2001 period, and the average yield on securities held by the Company decreased from 6.93% in the 2000 period to 6.67% in the 2001 period. Interest income on loans was $509,000 greater in the six months ended June 30, 2001, interest income on securities decreased $363,000 in the 2001 period and interest income on federal funds sold increased $130,000 in the 2001 period, each when compared to the comparable 2000 period.


INTEREST EXPENSE: Interest expense increased $64,000, or 1.1%, to $5,743,000 for the six months ended June 30, 2001 from $5,679,000 for the six months ended June 30, 2000. This 2001 increase is primarily due to an increase in interest paid on deposits of $700,000, partially offset by a decrease in interest paid on Federal Funds purchased and notes payable to the FHLB of $636,000. Average rates paid on interest bearing deposits increased 8 basis points to 3.86% in the first six months of 2001 from 3.79% in the first six months of 2000.


NET INTEREST INCOME: Net interest income before provision for loan loss was $9,009,000 for the six months ended June 30, 2001, an increase of $212,000, or 2.4%, over the first six months of 2000. Net interest margin decreased 24 basis points from 5.39% in the 2000 period to 5.15% in the 2001 period. The 2001 increase in net interest income is primarily due to a $509,000 increase in interest income on loans and a $130,000 increase in interest income on Federal Funds sold, offset by a $363,000 decrease in interest income on securities and a $64,000 increase in interest expense. The Company's average cost of funds for the six months ended June 30, 2001 was 26 basis points lower than the comparable 2000 period. The Company's average yield on interest earning assets decreased 39 basis points in the 2001 period compared to the 2000 period, from 8.74% to 8.35%. The Company believes that the decline in net interest margin results from the aggressive action of the Federal Reserve to reduce interest rates in response to general economic conditions since January 1, 2001. Further aggressive reduction in interest rates would be expected to materially affect the Company's net interest income.


NONINTEREST INCOME: Noninterest income increased $495,000, or 120.7%, for the six months ended June 30, 2001 to $905,000 from $410,000 for the six months ended June 30, 2000. This increase was due to a $53,000 increase in service charge income and a $465,000 increase in gain (loss) on sale of securities available for sale, offset by a $23,000 decrease in other noninterest income. The increase in the gain (loss) on the sale of securities available for sale was due to the increase in market value of the securities sold as a result of the decline in interest rates between the periods.


NONINTEREST EXPENSE: Noninterest expense increased $574,000, or 7.9%, for the first six months of 2001 to $7,840,000, compared to $7,266,000 in the first six months of 2000. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.

INCOME TAX EXPENSE: Income tax expense increased $324,000, or 87.8%, for the first six months of 2001 to $693,000 compared to $369,000 in the first six months of 2000. This increase is primarily due to a $111,000 tax benefit recorded in 2000 for pooling related expenses, a $45,000 tax benefit recorded in 2000 for employee option exercises, an $80,000 increase in tax expense relating to lower state tax exempt investments in 2001 and a $67,000 increase in tax expense due to higher pre-tax income in 2001.



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000


OVERVIEW: The Company reported net income of $664,000 for the three months ended June 30, 2001, a decrease of 13.3% from net income of $766,000 for the comparable 2000 period. Net income was $.26 per share (diluted) for the three month period ended June 30, 2001, compared to $.29 per share (diluted) for the 2000 period. Return on average assets and average equity were .65% and 10.24%, respectively, for the three month period ended June 30, 2001, compared to .82% and 15.08%, respectively, for the comparable 2000 period.


INTEREST INCOME: Interest income decreased $124,000, or 1.7%, to $7,349,000 for the three month period ended June 30, 2001 from $7,473,000 for the comparable 2000 period. This decrease results from the general decline in interest rates, partially offset by the increase in the Company's total interest earning assets, primarily in loans as a percentage of interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.03% for the three month period ended June 30, 2001, which reflects a decrease of 90 basis points from the comparable 2000 period. The average yield on loans decreased from 10.40% in the 2000 period to 9.23% in the 2001 period, and the average yield on securities held by the Company decreased from 6.86% in the 2000 period to 6.47% in the three months ended June 30, 2001. Interest income on loans was $173,000 lower in the three months ended June 30, 2001, interest income on securities increased $8,000 in the 2001 period and interest income on federal funds sold increased $41,000 in the 2001 period.


INTEREST EXPENSE: Interest expense decreased $94,000, or 3.1%, to $2,895,000 for the three months ended June 30, 2001 from $2,989,000 for the three months ended June 30, 2000. This decrease was primarily due to the decrease in average rates paid on interest bearing deposit accounts and an $11.4 million decrease in average notes payable to the FHLB. Average rates paid on interest bearing deposits decreased 20 basis points to 3.73% in the three months ended June 30, 2001 from 3.93% in the three months ended June 30, 2000.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,454,000 for the three months ended June 30, 2001, a decrease of $30,000, or 0.7%, over the comparable period of 2000. Net interest margin decreased 50 basis points between the periods from 5.42% in the 2000 period to 4.92% in the 2001 period. The decrease in net interest income is primarily due to a $173,000 decrease in interest income on loans, an $8,000 increase in interest income on securities, a $41,000 increase in interest income on federal funds sold and a $94,000 decrease in interest expense. The Company's average cost of funds for the three months ended June 30, 2001 was 59 basis points lower than in the comparable 2000 period. The Company's average yield on earning assets decreased 90 basis points in the 2001 period compared to the 2000 period, from 8.93% to 8.03%. In the period since January 1, 2001, the Federal Reserve acted to aggressively reduce interest rates in response to general economic conditions. Further aggressive reduction in interest rates would be expected to materially affect the Company's net interest income.


NONINTEREST INCOME: Noninterest income increased $471,000, or 1046.7%, for the three months ended June 30, 2001 to $471,000 from $45,000 for the three months ended June 30, 2000. This increase was primarily due to a $452,000 increase in the gain on sale of securities available for sale and a $25,000 increase in service charge income, offset by a $6,000 decrease in other noninterest income.


NONINTEREST EXPENSE: Noninterest expense increased $301,000, or 8.3%, for the three months ended June 30, 2001 to $3,908,000 compared to $3,607,000 in the three months ended June 30, 2000. A significant portion of this increase is increases in salaries and benefits relating primarily to annual merit increases.


INCOME TAX EXPENSE: Income tax expense increased $292,000, or 275.5%, for the three months ended June 30, 2001 to $398,000 compared to $106,000 in the three months ended June 30, 2000. This increase is primarily due to a $111,000 tax benefit recorded in 2000 for pooling related expenses, an $47,000 increase in tax expense relating to lower state tax exempt investments in the 2001 period and a $71,000 increase in tax expense due to higher pre-tax income in 2001.


PROVISION FOR LOAN LOSS

The Company charged $89,000 to the Provision for Loan Loss in the first six months of 2001 and $136,000 for the comparable period in 2000. The ratio of loan loss reserve to total loans was 1.47% at June 30, 2001 and 1.52% at June 30, 2000. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.



LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 11.3% to $423.4 million at June 30, 2001 from $380.5 million at December 31, 2000. During the six months ended June 30, 2001 deposits increased $29.8 million to $345.1 million at June 30, 2001 from $315.3 million at December 31, 2000. None of the Company's deposits at June 30, 2001 were brokered deposits.

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

During the second quarter of 2001, the Bank borrowed $33.6 million from the FHLB with rates ranging from 3.90% to 4.95% and maturities ranging from one day to 19 months. These borrowings serve as an alternative source of funding to fund current loan growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's securities portfolio was not believed to be advisable. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's securities portfolio.

During the second quarter of 2001, the Bank repaid $28.6 million of the FHLB loans.

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

Total nonperforming assets were $1,057,000 and $335,000 at June 30, 2001 and December 31, 2000, respectively. This increase is primarily due to one credit. Management believes it has adequate reserves and collateral for this credit and should any loss be realized management does not expect this credit to have a material adverse effect on the Company's results of operations or financial condition. Other Real Estate Owned (OREO) was $0 and $0 at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, securities available for sale totaled $163.1 million, or 98.5% of the total portfolio and other securities (investment in FHLB stock) totaled $2.4 million, or 1.5% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the lower of cost or estimated market value. At June 30, 2001, the market value of investments available for sale exceeded amortized cost by approximately $1,222,000.

As noted in the Company's Form 10-KSB for the year ended December 31, 2000, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 2001, the dollar duration of the investment portfolio was 5.29 compared to 4.60 at December 31, 2000. This increase in dollar duration resulted from the replacement of securities which were sold, matured or called during the first six months of 2001 with securities with lower yields and longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $2,311,000 to $26.5 million at June 30, 2001 from $24.2 million at December 31, 2000. This increase in stockholders' equity was due to the retention of earnings in the current year and the exercise of options to purchase 2,000 shares of common stock, and by the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 10.11% at June 30, 2001 and its total qualifying capital to risk weighted assets was 11.36%. As of June 30, 2001 the Bank also exceeded the minimum regulatory risk based capital ratios.



"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: continued success of the Bank's branching strategy, general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors detailed in the Company's Forms 10-KSB, 10-QSB, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Union Bankshares, Ltd was held on June 6, 2001. At such meeting, the following proposals were voted on and approved:

1.    Proposal No. 1: To elect to the Board three Class 1 directors.

                                               FOR               WITHHOLD

      Charles R. Harrison                 2,264,460               13,500

      Harold R. Logan, Jr                 2,264,460               13,500

      Richard C. Saunders                 2,264,460               13,500

2. Proposal No. 2: Approve the amendment to the Nonemployee Directors' Stock Option Plan.

                                   FOR                AGAINST           ABSTAIN

                              2,148,060               116,874           13,026

3. Proposal No. 3: Ratify the selection of Baird, Kurtz & Dobson as independent auditors for the Company for the fiscal year ending December 31, 2001.

                                   FOR               AGAINST           ABSTAIN

                              2,273,360                 2,400            2,200

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) None.

(b) Reports on Form 8-K.

      A current report on Form 8-K was filed on June 7, 2001 disclosing, pursuant to Item 9 of Part II of Form 8-K, a statement made by the Company's president at the Company's annual stockholders meeting concerning the Company's results in relation to the interest rate environment.

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





                                    Union Bankshares, Ltd.
                                    ----------------------
                                    (Registrant)






August 10, 2001                     /S/ BRUCE E. HALL
                                    ----------------------------------
                                    Bruce E. Hall
                                    Vice President, Treasurer and
                                        Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer of the Registrant)