Form 10-Q
period 2001-09-30
UNION BANKSHARES LTD
filed 2001-11-09
CIK 895688

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                            84-0986148
     -------------------------------           -------------------
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
                                                                       --    --
At October 30, 2001, there were 2,400,194 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX




                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.................                 3


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................                 9


PART II - OTHER INFORMATION............................                16


SIGNATURES.............................................                17

Part I - Financial Information
Item 1 - Financial Statements
September 30, 2001

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS


                                                                 September 30,     December 31,
                          ASSETS                                   2001                2000
                                                                 (Unaudited)
                                                            -------------------  -----------------

Cash and cash equivalents:
     Cash and due from banks                                       $19,472,000        $19,551,000
     Federal funds sold                                                      -                  -
                                                            -------------------  -----------------
        Total cash and cash equivalents                             19,472,000         19,551,000

     Investment securities:
        Investment securities available for sale                   180,363,000        130,349,000
        Other  investments                                           2,750,000          2,430,000
                                                            -------------------  -----------------
                  Total investment securities                      183,113,000        132,779,000

     Loans:
        Commercial                                                 156,888,000        153,727,000
        Real estate mortgage                                         3,784,000          4,372,000
        Real estate construction                                    29,243,000         26,955,000
        Consumer                                                    33,024,000         31,754,000
                                                            -------------------  -----------------
                  Total loans                                      222,939,000        216,808,000
        Less:  allowance for loan losses                            (3,203,000)        (3,286,000)
                                                            -------------------  -----------------
                                                                   219,736,000        213,522,000

        Mortgage loans held for sale                                 1,619,000                  -

        Excess of  cost over fair value of net
           assets acquired, net of amortization                      5,689,000          6,092,000
        Furniture, equipment and improvements, net                   2,436,000          2,724,000
        Accrued interest receivable                                  2,601,000          3,170,000
        Other real estate owned                                        370,000                  -
        Other assets                                                 1,454,000          2,642,000
                                                            -------------------  -----------------
     TOTAL ASSETS                                                 $436,490,000       $380,480,000
                                                            ===================  =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
        Demand (noninterest -bearing)                              $90,828,000        $99,220,000
        NOW                                                         34,782,000         30,413,000
        Money Market                                                88,601,000         76,549,000
        Savings                                                     19,232,000         18,149,000
        Time                                                       111,583,000         90,998,000
                                                            -------------------  -----------------
                  Total deposits                                   345,026,000        315,329,000

     Federal funds purchased                                                 -                  -

     Notes payable                                                  50,000,000         28,600,000
     Guaranteed preferred beneficial interests
        in Company's debentures                                     10,304,000         10,304,000
     Accrued interest payable                                          306,000            383,000
     Other liabilities                                               1,845,000          1,704,000
                                                            -------------------  -----------------
                  Total liabilities                                407,481,000        356,320,000


     Stockholders' equity
        Common stock                                                     2,000              2,000
        Additional paid in capital                                   9,999,000          9,987,000
        Retained earnings                                           16,419,000         14,393,000
        Unrealized appreciation (depreciation) on
          available for sale securities, net of tax                  2,589,000           (222,000)
                                                            -------------------  -----------------
                  Total stockholders' equity                        29,009,000         24,160,000
                                                            -------------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $436,490,000       $380,480,000
                                                            ===================  =================

     See Notes to Consolidated Financial Statements

     UNION BANKSHARES, LTD.  AND  SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     (Unaudited)

                                                                     Nine months ended                Three months ended
                                                                       September 30,                   September 30,
                                                           -------------------------------     --------------------------------
                                                                    2001             2000                2001             2000
INTEREST INCOME:
     Interest and fees on loans                              $15,160,000      $15,362,000          $4,792,000       $5,503,000
     Interest on investment securities:
        U.S. government agencies and corporations              5,206,000        5,479,000           1,871,000        1,611,000
        States and other political subdivisions                1,590,000        1,019,000             720,000          319,000
     Interest on federal funds sold
        and interest bearing deposits at other banks             204,000          302,000              25,000          253,000
                                                           --------------   --------------     ---------------  ---------------
                  Total interest income                       22,160,000       22,162,000           7,408,000        7,686,000
INTEREST EXPENSE:
     Interest on deposits                                      6,656,000        5,981,000           2,186,000        2,211,000
     Interest on federal funds purchased                           5,000           84,000               3,000           38,000
     Interest on notes payable                                 1,969,000        2,824,000             698,000          961,000
                                                           --------------   --------------     ---------------  ---------------
                  Total interest expense                       8,630,000        8,889,000           2,887,000        3,210,000
                                                           --------------   --------------     ---------------  ---------------
NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSS                                                13,530,000       13,273,000           4,521,000        4,476,000
PROVISION FOR LOAN LOSS                                           89,000          266,000                   0          130,000
                                                           --------------   --------------     ---------------  ---------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS                                                13,441,000       13,007,000           4,521,000        4,346,000
NONINTEREST INCOME:
     Service charges                                             677,000          609,000             235,000          220,000
     Gain (loss) on sale of securities available for sale        281,000         (373,000)            175,000          (14,000)
     Other                                                       530,000          552,000             173,000          172,000
                                                           --------------   --------------     ---------------  ---------------
                  Total non interest income                    1,488,000          788,000             583,000          378,000
                                                           --------------   --------------     ---------------  ---------------
NONINTEREST EXPENSE:
     Salaries and employee benefits                            6,500,000        5,878,000           2,158,000        1,997,000
     Amortization of investment in subsidiary
        over net assets acquired                                 404,000          404,000             135,000          135,000
     Occupancy and equipment                                   1,529,000        1,531,000             514,000          507,000
     Other                                                     3,492,000        3,176,000           1,278,000        1,084,000
                                                           --------------   --------------     ---------------  ---------------
                  Total non interest expense                  11,925,000       10,989,000           4,085,000        3,723,000
                                                           --------------   --------------     ---------------  ---------------


INCOME BEFORE INCOME TAX EXPENSE                               3,004,000        2,806,000           1,019,000        1,001,000
INCOME TAX EXPENSE                                               994,000          698,000             301,000          329,000
                                                           --------------   --------------     ---------------  ---------------
NET INCOME                                                    $2,010,000       $2,108,000            $718,000         $672,000
                                                           ==============   ==============     ===============  ===============


EARNINGS PER COMMON SHARE  BASIC
     Net income per share                                          $0.84            $0.88               $0.30            $0.27
                                                           ==============   ==============     ===============  ===============
                                                                                               ===============  ===============
     Weighted average number of common shares outstanding      2,399,831        2,385,540           2,400,194        2,392,439
                                                           ==============   ==============     ===============  ===============


EARNINGS PER COMMON SHARE  DILUTED
     Net income per share                                          $0.76            $0.81               $0.27            $0.26
                                                           ==============   ==============     ===============  ===============
     Weighted average number of common shares outstanding      2,657,304        2,588,347           2,657,668        2,595,246
                                                           ==============   ==============     ===============  ===============


     See Notes to Consolidated Financial Statements

UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,  2001  AND  2000

(Unaudited)


                                                                         Nine  months  ended          Three  months  ended
                                                                             September  30,                 September  30,
                                                                  ----------------------------     -----------------------------
                                                                         2001            2000              2001            2000
                                                                  ------------    ------------     -------------   -------------

NET  INCOME                                                        $2,010,000      $2,108,000          $718,000        $672,000


OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income taxes of
  $1,741,000, $214,000, $928,000 and $527,000 respectively          2,988,000         362,000         1,930,000         898,000


Unrealized (depreciation) appreciation on investments
  transferred from held-to-maturity to available-for-sale
  net of income taxes of ($261,000).                                        -        (443,000)                -               -

LESS:  reclassification adjustment for realized
  (gain)  losses included in net income, net of
  income  taxes of ($104,000) and $138,000, ($65,000)
  and $5,000, respectively.                                          (177,000)        235,000          (110,000)          9,000


                                                                  ------------    ------------     -------------   -------------
COMPREHENSIVE  INCOME                                              $4,821,000      $2,262,000        $2,538,000      $1,579,000
                                                                  ============    ============     =============   =============


See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED




(Unaudited)
                                                                                   September 30,
                                                                           ------------------------------------
                                                                                        2001             2000

     Net cash provided by operating activities                                   $5,708,000        $4,274,000
                                                                                 ----------        ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities of available-for-sale
            securities                                                            22,179,000         5,958,000
         Proceeds from sale of available-for-sale
            securities                                                            78,812,000        20,452,000
         Purchase of available-for-sale securities                              (149,636,000)       (2,742,000)
         Purchase of other investments                                              (320,000)         (446,000)
         Net increase in loans                                                    (6,058,000)      (29,955,000)
         Purchase of mortgage loans held for sale                                (29,370,000)       (2,795,000)
         Proceeds from sale of mortgage loans held for sale                       27,751,000         2,416,000
         Purchase of furniture and equipment                                        (254,000)          (96,000)

                                                                           ------------------------------------
     Net cash used in investing activities                                       (56,896,000)       (7,208,000)
                                                                           ------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in deposits                                                     29,697,000        19,272,000
         Decrease in fed funds purchased                                                   -        (8,500,000)
         Proceeds from issuance of notes payable                                 187,200,000       125,000,000
         Principal repayments of notes payable                                  (165,800,000)     (130,000,000)
         Proceeds from issuance of common stock                                       12,000           128,000

                                                                           ------------------------------------
     Net cash provided by financing activities                                    51,109,000         5,900,000
                                                                           ------------------------------------

     Net (decrease) increase in cash and cash equivalents                            (79,000)        2,966,000

     Cash and cash equivalents, beginning of year                                 19,551,000        15,493,000
                                                                           ------------------------------------
     Cash and cash equivalents, end of quarter                                   $19,472,000       $18,459,000
                                                                           ====================================



     See Notes to Consolidated Financial Statements

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001



NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 2001 and the Company's results of operations for the three and nine months ended September 30, 2001 and 2000, statements of comprehensive income for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

The consolidated balance sheet of the Company as of December 31, 2000, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the September 30, 2000 Consolidated Financial Statements to conform to the September 30, 2001 Consolidated Financial Statements.


NOTE 2.  RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 257,474 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 2001. Earnings per common share were affected by 202,807 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 2000.

NOTE 4.  NOTES PAYABLE

During the first nine months of 2001, the Bank entered into 33 advance agreements totaling $187.2 million with the Federal Home Loan Bank of Topeka
(FHLB) bearing interest rates ranging from 2.38% to 5.96%. During this same period the Bank repaid $165.8 million of its advances from the FHLB. As of September 30, 2001, FHLB advances outstanding are $50.0 million with $5.0 million maturing on each of October 15, November 26, and December 26, 2001, January 7, July 26, October 3, and December 31, 2002, January 31, and July 22, 2003, and January 22, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the third quarter and nine months ended September 30, 2001. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 2000, and should be read in conjunction therewith.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

OVERVIEW: The Company reported net income of $2,010,000 for the nine months ended September 30, 2001, a decrease of 4.6% from net income of $2,108,000 for the first nine months of 2000. Earnings were positively impacted in the first nine months of 2001 by a $257,000 increase in net interest income, a $177,000 decrease in provision for loan loss, a $46,000 increase in service charge and other noninterest income and a $654,000 increase in gain (loss) on sale of securities available for sale. These improvements were offset by a $936,000 increase in noninterest expense and a $296,000 increase in income tax expense for the nine months ended September 30, 2001. Net income per share (diluted) was $.76 for the nine months ended September 30, 2001 compared to $.81 per share for the comparable 2000 period. Return on average assets and average equity were
 .66% and 10.33%, respectively, for the nine months ended September 30, 2001 compared to .75% and 14.22%, respectively, for the first nine months of 2000.

During the first nine months of 2001, the Company's cash and Federal Funds sold decreased $0.1 million, its securities portfolio increased $50.3 million, its net loan portfolio increased $6.2 million, its deposits increased $29.7 million and its notes payable to the FHLB increased $21.4 million. See "Liquidity and Capital Resources" for a discussion of the Company's FHLB borrowings.



INTEREST INCOME: Interest income decreased $2,000, or 0.0%, to $22,160,000 for the period ended September 30, 2001 from $22,162,000 for the comparable 2000 period. This decrease results from a general decline in interest rates offset by an increase in the Company's interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 8.10% for the first nine months of 2001, which reflects an decrease of 71 basis points (each basis point equals 1/100 of 1%) from the comparable 2000 period. The average yield on loans decreased from 10.23% in the 2000 period to 9.23% in the 2001 period, and the average yield on securities held by the Company decreased from 6.90% in the 2000 period to 6.58% in the

2001 period. Interest income on loans decreased $202,000 in the nine months ended September 30, 2001, interest income on securities increased $298,000 in the 2001 period and interest income on federal funds sold decreased $98,000 in the 2001 period, each when compared to the comparable 2000 period.


INTEREST EXPENSE: Interest expense decreased $259,000, or 2.9%, to $8,630,000 for the nine months ended September 30, 2001 from $8,889,000 for the nine months ended September 30, 2000. This 2001 decrease is primarily due to an increase in interest paid on deposits of $675,000, offset by a decrease in interest paid on Federal Funds purchased and notes payable to the FHLB of $934,000. Average rates paid on interest bearing deposits decreased 18 basis points to 3.71% and on notes payable to the FHLB decreased 172 basis points to 4.84% in the nine month period ended September 30, 2001.


NET INTEREST INCOME: Net interest income before provision for loan loss was $13,530,000 for the nine months ended September 30, 2001, an increase of $257,000, or 1.9%, over the first nine months of 2000. Net interest margin decreased 34 basis points from 5.37% in the 2000 period to 5.03% in the 2001 period. The increase in net interest income is primarily due to a $298,000 increase in interest income on securities and a $259,000 decrease in interest expense, offset by a $202,000 decrease in interest income on loans and a $98,000 decrease in interest income on Federal Funds sold. The Company's average cost of funds for the nine months ended September 30, 2001 was 51 basis points lower than the comparable 2000 period. The Company's average yield on interest earning assets decreased 71 basis points in the 2001 period compared to the 2000 period, from 8.81% to 8.10%. The Company believes that the decline in net interest margin results from the aggressive action of the Federal Reserve to reduce interest rates in response to general economic conditions since January 1, 2001. Further aggressive reduction in interest rates would be expected to materially affect the Company's net interest income.


NONINTEREST INCOME: Noninterest income increased $700,000, or 88.8%, for the nine months ended September 30, 2001 to $1,488,000 from $788,000 for the nine months ended September 30, 2000. This increase was due to a $654,000 increase in the gain (loss) on sale of securities available for sale and a $68,000 increase in service charge income, offset by a $22,000 decrease in other noninterest income. The increase in the gain (loss) on the sale of securities available for sale was due to the increase in market value of the securities sold as a result of the decline in interest rates between the periods.

NONINTEREST EXPENSE: Noninterest expense increased $936,000, or 8.5%, for the first nine months of 2001 to $11,925,000 compared to $10,989,000 in the first nine months of 2000. This increase is primarily due to increases in salaries and benefits relating primarily to annual merit increases and increases in professional fees.

INCOME TAX EXPENSE: Income tax expense increased $296,000 or 42.4% for the first nine months of 2001 to $994,000 compared to $698,000 in the first nine months of 2000. This increase is primarily due to a $111,000 income tax benefit recorded in 2000 for pooling related expenses, a $45,000 income tax benefit recorded in 2000 for employee option exercises and a $93,000 increase in income tax expense relating to lower state tax exempt investments in 2001.



THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000


OVERVIEW: The Company reported net income of $718,000 for the three months ended September 30, 2001, an increase of 6.9% from net income of $672,000 for the comparable 2000 period. Net income was $.27 per share (diluted) for the three month period ended September 30, 2001, compared to $.26 per share (diluted) for the 2000 period. Return on average assets and average equity were .68% and 10.58%, respectively, for the three month period ended September 30, 2001, compared to .71% and 12.98%, respectively, for the 2000 period.

INTEREST INCOME: Interest income decreased $278,000, or 3.6%, to $7,408,000 for the three month period ended September 30, 2001 from $7,686,000 for the comparable 2000 period. This decrease results from a general decline in interest rates offset by an increase in the Company's interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 7.64% for the three month period ended September 30, 2001, which reflects a decrease of 136 basis points from the comparable 2000 period. The average yield on loans decreased from 10.38% in the 2000 period to 8.66% in the 2001 period, and the average yield on securities held by the Company decreased from 6.88% in the 2000 period to 6.43% in the 2001 period. Interest income on loans was $711,000 lower in the three months ended September 30, 2001, interest income on securities increased $661,000 in the 2001 period and interest income on federal funds sold decreased $228,000 in the 2001 period.

INTEREST EXPENSE: Interest expense decreased $323,000, or 10.1%, to $2,887,000 for the three month period ended September 30, 2001 from $3,210,000 for the three month period ended September 30, 2000. This decrease was primarily due to the decrease in average rates paid on interest bearing deposit accounts and average notes payable to the FHLB. Average rates paid on interest bearing deposits decreased 71 basis points to 3.43% and on notes payable to the FHLB decreased 272 basis points to 4.31% in the three month period ended September 30, 2001, from 4.14% and 7.03%, respectively, in the three month period ended September 30, 2000.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,521,000 for the three month period ended September 30, 2001, an increase of $45,000, or 1.0%, over the comparable period of 2000. Net interest margin decreased 56 basis points between the periods from 5.31% in the 2000 period to 4.75% in the 2001 period. The increase in net interest income is primarily due to a $661,000 increase in interest income on securities and a $323,000 decrease in interest expense, offset by a $711,000 decrease in interest income on loans and a $228,000 decrease in interest income on Federal Funds sold. The Company's average cost of funds for the three month period ended September 30, 2001 was 103 basis points lower than in the comparable 2000 period. The Company's average yield on earning assets decreased 136 basis points in the 2001 period compared to the 2000 period, from 9.00% to 7.64%.

NONINTEREST INCOME: Noninterest income increased $205,000, or 54.2%, for the three month period ended September 30, 2001 to $583,000 from $378,000 for the three month period ended September 30, 2000. This increase was due to a $15,000 increase in service charge income, a $189,000 increase in the gain (loss) on sale of securities available for sale and a $1,000 increase in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $362,000, or 9.7%, for the three month period ended September 30, 2001 to $4,085,000 compared to $3,723,000 in the three month period ended September 30, 2000. This increase is primarily due to increases in salaries and benefits relating primarily to annual merit increases and increases in professional fees.


PROVISION FOR LOAN LOSS

The Company charged $89,000 to Provision for Loan Loss in the first nine months of 2001 and $266,000 for the comparable period in 2000. The ratio of loan loss reserve to total loans was 1.44% at September 30, 2001 and 1.50% at September 30, 2000. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 14.7% to $436.5 million at September 30, 2001 from $380.5 million at December 31, 2000. During the nine months ended September 30, 2001 deposits increased $29.7 million to $345.0 million at September 30, 2001 from $315.3 million at December 31, 2000. None of the Company's deposits at September 30, 2001 were brokered deposits.

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

During the third quarter of 2001, the Bank borrowed $73.6 million from the FHLB with rates ranging from 2.38% to 4.59% and maturities ranging from one day to 29 months. These borrowings serve as an alternative source of funding to fund current earning asset growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be advisable. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

During the third quarter of 2001, the Bank repaid $63.6 million of the FHLB loans.

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

Total nonperforming loans were $1,463,000 and $335,000 at September 30, 2001 and December 31, 2000, respectively. This increase is primarily due to one credit. Management believes it has adequate reserves and collateral for this credit and should any loss be realized management does not expect this credit to have a material adverse effect on the Company's results of operations or financial condition. Other Real Estate Owned (OREO) was $370,000 at September 30, 2001 and $0 at December 31, 2000. At September 30, 2001, securities available for sale totaled $180.3 million, or 98.5% of the total portfolio and other securities (investment in FHLB stock) totaled $2.8 million, or 1.5% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the estimated market value. At September 30, 2001, the market value of investments available for sale exceeded amortized cost by approximately $4,114,000.

U.S. government securities make up $2.0 million, or 1.1% of the investment portfolio, mortgage backed securities make up $134.5 million, or 73.5% of the investment portfolio, obligations of states and political subdivisions (municipal securities), comprise $43.8 million, or 23.9% of the investment portfolio, and other investments make up $2.8 million, or 1.5% of the investment portfolio at September 30, 2001.

As noted in the Company's Form 10-KSB for the year ended December 31, 2000, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes). The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 2001, the dollar duration of the investment portfolio was 4.64 compared to 4.60 at December 31, 2000. This modest increase in duration resulted from the replacement of securities which were sold, matured or called during the first nine months of 2001 with securities with lower yields and longer maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net noninterest income and the interest earned on the securities.


CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $4.8 million to $29.0 million at September 30, 2001 from $24.2 million at December 31, 2000. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 18,512 shares of common stock, and increased by the net effect of FAS 115 which requires the Company to mark its available for sale securities portfolio to market, net of deferred income taxes.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 12.52% at September 30, 2001 and its total qualifying capital to risk weighted assets was 13.76%. As of September 30, 2001 the Bank also exceeded the minimum regulatory risk based capital ratios.

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

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global economy and have led to military action by the United States against suspected terrorists. Such military action may lead to further acts of terrorism and/or civil disturbances in the United States or elsewhere, which may cause further instability and have a material adverse effect on our business, financial condition and operating results.

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





                                    UNION BANKSHARES, LTD.
                                    ----------------------
                                    (Registrant)






November 5, 2001                     /S/ BRUCE E. HALL
                                    ----------------------------------

                                     Bruce E. Hall
                                     Vice President, Treasurer and Secretary
                                     (Authorized Officer and Principal
                                     Financial Officer of the Registrant)