Form 10-K
period 2001-12-31
UNION BANKSHARES LTD
filed 2002-04-01
CIK 895688

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share
    Union Bankshares Capital Trust I 9% Cumulative Trust Preferred Securities
        and the Guarantee of Union Bankshares, Ltd. with respect thereto
                               (Titles of classes)
                                ----------------
         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                        --     --
         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       X
                                     -----
         The aggregate market value of the voting stock of the registrant held by non-affiliates, based on a closing price of $11.60 per share as of March 25, 2002, was approximately $14,880,584. As of March 25, 2002, there were outstanding 2,410,078 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002, are incorporated by reference into
Part III of this report.

         Certain Exhibits to this Annual Report on Form 10-K have been incorporated by reference. See Index to Exhibits on Page E-1.

===============================================================================

                             UNION BANKSHARES, LTD.

                                TABLE OF CONTENTS
                                                                          PAGE

PART I

Item 1.     Business..........................................................1

Item 2.     Properties.......................................................26

Item 3.     Legal Proceedings................................................27

Item 4.     Submission of Matters to a Vote of Security Holders..............27

PART II

Item 5.     Market for Common Equity and Related Shareholder Matters.........27

Item 6.     Selected Financial Data. ........................................28

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................30

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......44

Item 8.     Financial Statements.............................................44

Item 9.     Changes In and Disagreements with Accountants on
            Accounting and Financial ........................................44

PART III

Item 10.    Directors, and Executive Officers of the Registrant..............45

Item 11.    Executive Compensation...........................................45

Item 12.    Security Ownership of Certain Beneficial Owners and Management...45

Item 13.    Certain Relationships and Related Transactions...................45

Item 14.    Exhibits and Reports on Form 8-K.................................46

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

         The Bank has maintained its emphasis on asset quality and capital preservation by following conservative loan underwriting standards that have allowed it to avoid excessive loan losses. The Bank's ratios of nonperforming assets to capital and to total assets were 9.32% and 0.57%, respectively, at December 31, 2001.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" for a discussion of matters regarding forward-looking statements in this Form 10-K.

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

         The Bank, through its branches, supports local community events through employee volunteers and sponsorships. For example, in 2001 the Bank sponsored a Check Fraud prevention seminar in conjunction with the Invest 2001 Expo and a seminar by national author and speaker, Francis X. McGuire.

         Personal Attention and Professional Service. The Bank's customer-oriented strategy is one of providing customers with personal attention and professional service by involving all employees in supporting the Bank's programs that are directed at providing exceptional customer service and empowering employees to make decisions to enhance customer satisfaction. The Bank measures staff performance in these areas in a number of ways including the use of both current bank customers and non-customers as testers in what we call a "mystery shop." In a mystery shop, our testers are sent to interact with Bank personnel at various branches by posing as customers. These test customers sample bank personnel competence and customer service skills by posing challenging questions to Bank employees regarding a range of Bank services. The results of these shops are used as training aids for employees, to assess performance and create performance benchmarks, and as a basis for discovering new ways to continually improve the Bank's service. Another performance evaluation tool the bank uses is the on-going service quality and product questionnaire. Each account opened at the Bank is sent a letter thanking them for their business and is asked to rate their experience. The Bank continues to receive high marks in the "excellent" category on these questionnaires.

         Under the Bank's Officer Call Program, which was originally implemented in 1986, lending officers call on existing customers and prospects on a regular basis. On these calls, the officers seek to develop a better understanding of the business issues faced by the customer and discuss services which the Bank can provide to help them address their needs. Branch officers also hosted several customer and prospect luncheons throughout the year in order to increase bank awareness with customers as well as prospects.

         The Bank requests customer feedback on customer communication pieces such as direct mail pieces, mailings in monthly statements, website contact and through the Bank's recorded on-hold message system. Customers are encouraged to speak or write freely with respect to both positive and negative aspects of the Bank's service.

         The Bank's advertising is targeted toward the business community, emphasizing the high quality of personal attention as well as unique opportunities for our commercial customers to grow their business. The Bank produces a quarterly newsletter that highlights 4 to 8 business customers called "Partners of Interest."

The Bank distributes the newsletter in the commercial business statements as well as posts the newsletter on the Bank's website. The Bank's website also has a partners link available to commercial customers that allows a link directly to the customer's website.

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

         Asset/Liability Management. The Bank's asset/liability management policy is designed to manage the risk/return relationships between capital adequacy, market risk, liquidity and interest rate risk. A substantial component of this policy is to protect the Bank's portfolio from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the Bank's balance sheet mix. The Bank's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."


GROWTH STRATEGY

         The Company has focused on growth as an independent entity and adopted an aggressive internal growth strategy through establishing full-service branches in locations in the Denver metropolitan area that reach small and medium-sized businesses in each location. The Bank's six existing full-service branches are structured to provide complete banking services in each location and each branch is headed by a branch president or branch manager with responsibility and authority to service the banking and lending needs of the local business. This structure compliments the Bank's philosophy of customer-to-staff-to-management direction so that the Bank responds to customer input rather than the customer being asked to respond to the Bank without having the opportunity to give input.

         In July 1994, the Bank opened its first branch in the Lakeside area of metropolitan Denver. Since then, the Bank has opened branches in the University Hills area in March 1995, the Lakewood area in December 1995, the Littleton area in May 1998 and the Golden area in October 1998. In addition, the Bank acquired Lakewood State Bank in December 1998, which the Bank developed into its sixth branch and is operating such branch as Union Bank & Trust Southwest. The following table sets forth the deposits attracted and the loans made by the Bank and each of its six branches as of December 31, 2001, 2000 and 1999.


                               December 31, 2001             December 31, 2000             December 31, 1999
                           ---------------------------    -------------------------    --------------------------
                            Deposits         Loans         Deposits        Loans       Deposits         Loans
                           ------------    -----------    ------------   ----------    ----------    ------------
                             (Dollars in Millions)         (Dollars in Millions)         (Dollars in Millions)
                           ---------------------------    -------------------------    --------------------------

Main                       $ 143.5        $ 114.4           $ 139.7       $ 100.3        $ 141.4       $  93.8
Lakeside                      38.1            7.7              35.1           7.1           30.6           8.6
University Hills              29.7           11.1              27.0           9.1           19.9           7.6
Lakewood                      33.1           29.6              26.1          28.8           47.5          47.6
Littleton                     17.6           36.3              12.9          18.2            7.9           8.2
Golden                        14.6            6.7               9.7           4.3            6.4           2.8
Southwest                     56.6           32.7              64.8          49.0           36.3          16.0
                           --------       --------          --------      --------       --------      --------
         Total             $ 333.2        $ 238.5           $ 315.3       $ 216.8        $ 290.0        $184.6
                           ========       ========          ========      ========       ========      ========


         To accommodate the Company's anticipated growth, management intends to continue to recruit additional high-quality personnel and enhance its internal management systems. Management believes that such personnel and systems are necessary if the Company is to continue to achieve its growth strategy without compromising its customer-oriented approach to banking and its commitment to maximize asset quality. Further, the recent consolidation in the Colorado banking industry has resulted in the availability of a number of quality personnel with long-standing customer relationships. There can be no assurance, however, that the Company will achieve its growth objectives.


ECONOMIC ENVIRONMENT IN MARKET AREAS SERVED

         The Company's principal market for loans and deposits is the greater Denver metropolitan area. The Bank has benefitted from the strength in the metropolitan Denver economy in recent years. The metropolitan Denver economy has diversified from its prior dependence on the oil and gas industry, with contributions from the manufacturing, telecommunications and government sectors. Total employment, retail sales and home sales have all been healthy in years past, while apartment vacancy and commercial office vacancy rates have generally declined.

         As with the metropolitan Denver economy, the Colorado economy has become more diversified over the past decade. An increase in tourism and international trade, together with growth in the small manufacturing and high technology industries, has broadened the economic base of Colorado. Due to current national and regional economic conditions, however, the Company anticipates slow, or no growth in metropolitan Denver and Colorado economies and we anticipate a corresponding reduction in the growth rate of both loans and deposits at the Bank.


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

                                                                                December 31,
                        --------------------  ----------------------------------------------------------------------------------
                                2001                 2000                 1999                  1998                1997
                          ------------------  -------------------  --------------------  -------------------  ------------------
                           Amount      %       Amount       %       Amount        %       Amount       %       Amount      %
                          ---------  -------  ----------  -------  ----------  --------  ---------  --------  ---------  -------
                                                                                     (Dollars in Thousands)

Commercial loans.......   $163,054     69.3   $ 153,727     72.0   $ 133,978      73.7   $105,618      73.1   $ 87,929     72.1
Real estate-                36,246     15.4      26,955     12.6      22,012      12.1     12,881       8.9      9,625      7.9
  construction loans...
Real estate-                 5,685      2.4       4,372      2.0       5,780       3.2      4,101       2.8      4,297      4.5
  mortgage loans.......
Consumer loans.........     33,529     14.3      31,754     14.9      22,855      12.6     24,595      17.0     20,933     17.2
                          ---------  -------  ----------  -------  ----------  --------  ---------  --------  ---------  -------
                           238,514    101.4     216,908    101.5     184,625     101.6    147,195     101.9    122,784    101.7
         Total.........
Less allowance for         (3,351)    (1.4)     (3,286)    (1.5)     (2,892)     (1.6)    (2,678)     (1.9)    (2,125)    (1.7)
  loan losses..........
                          ---------  -------  ----------  -------  ----------  --------  ---------  --------  ---------  -------
Loans receivable, net..   $235,163    100.0   $ 213,522    100.0   $ 181,733     100.0   $144,517     100.0   $120,659    100.0
                          =========  =======  ==========  =======  ==========  ========  =========  ========  =========  =======


         Commercial Loans. Commercial lending is the Bank's primary focus and the strength of its lending activity. The Bank's areas of emphasis include, but are not limited to, loans to building contractors, wholesalers, manufacturers, business services companies and energy-related businesses. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates. Commercial loans outstanding were $163.1 million at December 31, 2001 compared to $153.7 million at December 31, 2000. Many of the Bank's commercial loans are extended to small business customers. The primary repayment risk is the failure of the business due to economic or financial factors. In most cases the Bank has taken security and receives personal guarantees to help assure an alternative source of repayment.

         Real Estate Construction Loans. The Bank originates single family and multi-family residential construction loans to builders who have demonstrated a favorable record of performance with the Bank or within the Bank's known service area on both a pre-sold and speculative basis. Homes built without a specific buyer are limited to specific concentration guidelines and factors set from time to time by Bank management.

         The Bank is also actively involved in providing commercial construction financing to both existing and new customers. The Bank will normally require a pre-qualification letter for permanent financing from either the Bank or another lender.

         The Bank also provides acquisition and development, land and lot loans using conservative underwriting guidelines and specific concentration benchmarks in relation to capital set from time to time by Bank management. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. In addition, construction loans generally are made where a conservative loan-to-value ratio exists. These loans are frequently backed by personal guarantees and other collateral that provide an alternative source of repayment. The Bank further attempts to limit its risk through adherence to conservative underwriting procedures and by using only state licensed or certified appraisers on all loans above $250,000. The Bank's real estate construction loans outstanding were $36.3 million at December 31, 2001, compared to $27.0 million at December 31, 2000.

         Real Estate Mortgage Loans. The Bank generally restricts its commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which the Bank has a solid banking relationship. Therefore, many loans classified as commercial real estate loans could be characterized as ordinary commercial loans which are secured by real estate.

         Commercial real estate loans are generally made at floating rates and for maturities ranging from five to ten years. The Bank's underwriting standards generally require that the loan-to-value ratio not exceed 75% of appraised value. Management does not believe that the Bank's existing commercial real estate loan portfolio represents a material risk of loan losses.

         The Bank can originate SBA real estate loans on owner occupied properties where the maturities may be up to twenty five years, and the loan-to-value ratio may reach 90% of appraised value. These loans are guaranteed by the Federal government at no less than 70% of the loan amount.

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

         From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus ..50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 2001, 2000, and 1999, the Bank earned interest income on such loans of $102,000, $10,000, and $28,000, respectively. During the years ended December 31, 2001, 2000, and 1999, the Bank purchased loans in the amounts of $33.6 million, $4.8 million, and $9.4 million and sold loans in the amounts of $31.6 million, $4.8 million, and $13.7 million. All loans sold back to the mortgage company are without recourse to the Bank.

         These loans carry the same risks as any other real estate mortgage loan. However, in most cases, the Bank bears these risks for only a short period. As a general matter, the loans are presold and remain in the Bank's portfolio for an average of less than 30 days. The Bank has not, to date, retained any of these loans. Mr. Zueck, the Chairman of the Board of the Bank and a director of the Company, is a director and Treasurer of the mortgage company.

         Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank provides as a service to its business customers and their employees the choice of dealing with the same loan officer for consumer and business matters. This service has been well received by new business customers and their employees who, in dealing with large holding company banks, have frequently had to deal with a variety of different officers for different types of transactions. Consumer loans outstanding were $33.5 million and $31.8 million at December 31, 2001 and 2000, respectively. During 2000, the Bank instituted a program to purchase dealer initiated loans. At December 31, 2001, the total loans from this program were $12.9 million. The branches tend to have a higher ratio of consumer loans to commercial loans than the main Bank has historically experienced. Management expects that this will continue in the future.

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

         Credit Authority and Loan Limits. All loans, credit lines, and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including the indebtedness of any guarantor. All individual or aggregate credits in excess of $100,000 must be preapproved by the Bank's Loan Committee, with certain limited exceptions. The Bank allows certain senior loan officers the flexibility, based on their experience and the individual loan customer they are working with, to advance, without preapproval, up to $50,000 per request, with a limit of $100,000 per twelve-month period, to that customer, even if that customer's aggregate credits are over the $100,000 limit prior to the request. Any advance made under these conditions are then required to be ratified at the next regularly-scheduled Loan Committee meeting. The Loan Committee consists of the Bank's Chairman of the Board, Herman J. Zueck, its President, Charles B. Worthington, its Executive Vice President, Fred I. Artes, its Executive Vice President, Van A. Horsley, and the outside directors of the Bank. A quorum of the committee is a minimum of four members, two of which must be outside directors.

         Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of its unimpaired capital, surplus, undivided profits and loan loss reserve ($5.0 million at December 31, 2001). The Bank utilizes a guidepost "house limit" on loans to any borrower of $2,500,000, which has occasionally been exceeded. The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits. Total loan participations sold as of December 31, 2001 and 2000 were $4,921,000 and $2,683,000, respectively.

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

                                                                                December 31,
                                               -----------     ----------       ----------       ----------     --------
                                                   2001           2000             1999             1998          1997
                                               -----------     ----------       ----------       ----------     --------
                                                                                         (Dollars in Thousands)

Past due 90 days or more....................   $     1,662     $      265       $        3       $       --     $     --

Nonaccrual loans............................           895             70                4               16           23

Restructured loans..........................            --             --               --               --           --
                                               -----------     ----------       ----------       ----------     --------
Total nonperforming loans...................         2,557            335                7               16           23

Foreclosed assets held for sale.............            --             --               --              158           --
                                               -----------     ----------       ----------       ----------     --------
         Total nonperforming assets.........   $     2,557     $      335       $        7       $      174     $     23
                                               ===========     ==========       ==========       ==========     ========
Ratio of total nonperforming
         assets to total assets.............          0.57%          0.09%            0.00%            0.06%        0.01%

Ratio of total nonperforming loans
         to total loans.....................          1.07%          0.15%            0.00%            0.12%        0.02%

Ratio of allowance for loan losses
         to total nonperforming loans.......        131.05%        980.90%       41,314.28%         1539.08%     9239.13%




         Past Due, Nonaccrual and Impaired Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only if all principal has been collected or principal collection is assured. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, unless the loan is well secured, is in the process of being collected and the Bank's Loan Committee has approved maintaining the loan on an accrual basis, which in practice is rarely done. At December 31, 2001, the Company had $895,000 of loans accounted for on a non-accrual basis compared to $70,000 and $4,000 at December 31, 2000 and 1999, respectively.

         Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 2001, 2000 and 1999, respectively.

         Impaired loans, which include nonaccrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms total $4,510,000 and $5,112,000 at December 31, 2001 and 2000, respectively. An allowance for loan loss of $681,000 and $767,000 relates to impaired loans at December 31, 2001 and 2000, respectively. Interest of $316,000, $410,000 and $261,000 was recognized on average impaired loans of $4,761,000, $4,143,000 and $2,851,000 for 2001, 2000 and 1999, respectively.

         Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in noninterest expense, net. At December 31, 2001 and 2000, the Company had no foreclosed assets held for sale.


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

         The following table sets forth information regarding changes in the Company's allowance for loan losses for the periods indicated.


                                                                          Years Ended December 31,
                                             ------------  -------------------------------------------------------
                                                2001          2000          1999           1998          1997
                                             ------------  ------------  ------------  -------------  ------------
                                                                                  (Dollars in Thousands)
                                                                         -----------------------------------------

Balance of allowance for loan losses at
    beginning of period..................... $   3,286     $   2,892     $   2,678     $   2,125      $   1,754
                                             ------------  ------------  ------------  -------------  ------------

    Charge-offs:
      Commercial loans......................       363           170             7            69             13
      Real estate -- construction loans.....        --            --            --            13             --
      Real estate -- mortgage loans.........        --            --            --            --             --
      Consumer loans........................       100            44            20            4              11
                                             ------------  ------------  ------------  -------------  ------------
    Total charge-offs.......................       463           214            27            86             24
                                             ------------  ------------  ------------  -------------  ------------

    Recoveries:
      Commercial loans......................         3           216             9             5              35
      Real estate -- construction loans.....        --            --            --            --             --
      Real estate -- mortgage loans.........        --            --            --            --             --
      Consumer loans........................        16            11             5             6             --
                                             ------------  ------------  ------------  -------------  ------------
    Total recoveries........................        19           227            14            11             35
                                             ------------  ------------  ------------  -------------  ------------
    Net charge-offs (recoveries)............       444           (13)           13            75            (11)
                                             ------------  ------------  ------------  -------------  ------------
    Provision for loan losses...............       509           381           227           278            360
                                             ------------  ------------  ------------  -------------  ------------
    Additions to allowance for loan loss(1).        --            --            --           350            --
                                             ------------  ------------  ------------  -------------  ------------
    Balance of allowance for loan losses at
    end of period........................... $   3,351     $   3,286     $   2,892     $   2,678      $   2,125
                                             ============  ============  ============  =============  ============
    Ratio of net charge-offs (recoveries
      to average loans......................      0.20%        (0.01)%        0.01%         0.06%         (0.01%)
      Average loans outstanding during the
        period.............................. $ 221,586     $ 204,297     $ 159,684     $ 127,262      $ 113,043


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


                                                                                  December 31,
                        -----------------------------------------------------------------------------------------------------------
                                2001                   2000                 1999                 1998                 1997
                        ---------------------- --------------------- -------------------- -------------------- --------------------
                                     Loans in              Loans in             Loans in             Loans in             Loans in
                                     Category              Category             Category             Category             Category
                                       as a                  as a                 as a                 as a                 as a
                          Amount    Percentage   Amount   Percentage   Amount  Percentage  Amount   Percentage  Amount   Percentage
                            of       of Gross      of      of Gross      of     of Gross     of     of Gross      of      of Gross
                         Allowance     Loans    Allowance    Loans    Allowance   Loans   Allowance   Loans    Allowance   Loans
                        ----------- ---------- ---------- ---------- --------- ---------- --------- ---------- --------- ----------
                                                                             (Dollars in Thousands)

Commercial loans....... $  2,455       68.4%   $  2,414      71.0%   $  2,412     72.6%   $ 1,922     71.7%    $ 1,506       70.9%
Real estate --
construction loans.....      539       15.2%        539      12.4%         73     11.9%       234      8.8%        165        7.7%
Real estate -
 mortgage loans........       40        2.4%         15       2.0%         87      3.1%        75      2.8%         95        4.5%
Consumer loans.........      317       14.0%        318      14.6%        320     12.4%       447     16.7%        359       16.9%
                        ----------- ---------- ---------- ---------- --------- ---------- --------- ---------- --------- ----------
      Total............ $  3,351      100.0%   $  3,286     100.0%   $  2,892    100.0%   $ 2,678    100.0%    $ 2,125      100.0%
                        =========== ========== ========== ========== ========= ========== ========= ========== ========= ==========




INVESTMENT ACTIVITIES

         The Company maintains a securities portfolio comprised primarily of U.S. government securities, municipal securities and other investment securities. The Company manages its investment portfolio to (i) maximize safety and soundness, (ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank's Asset and Liability Management Committee, which is made up of the Bank's Chairman of the Board and Chief Executive Officer, its President, its Executive Vice President of Lending, its Executive Vice President of Finance, its Senior Vice President of Operations, and its Vice President and Controller, oversees the Bank's investment portfolio with the assistance of an outside consultant. The Bank uses a measurement known as dollar duration to analyze its exposure to interest rate risk. Dollar duration measures the percentage loss or gain that the portfolio will sustain with each 100 basis point parallel shift in interest rates. In 2001, the Bank increased the dollar duration of its portfolio as interest rates decreased steadily throughout the year, and the investments which matured were replaced with new investments with lower yields and longer maturities. In 2000, the Bank increased the dollar duration of its portfolio as interest rates remained relatively steady through the first two quarters, then increased during the last two quarters, and the investments which matured were replaced with new investments with slightly higher yields and longer maturities. As a result, the Bank has a relatively higher exposure to increased interest rates at this time than at year-end 2000. During June 2000, in order to maximize the Company's liquidity flexibility, the Company transferred its investment securities held to maturity portfolio with an amortized cost of $31,253,445 and an unrealized loss of $704,434 to investment securities available for sale. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

         The table below provides the amortized cost and fair value of the Company's investment securities at each of the dates indicated.


                                                          December 31,
                              ----------------------------------------------------------------------
                                      2001                   2000                   1999
                              ---------------------  ---------------------  ---------------------
                              Amortized              Amortized              Amortized
                                 Cost    Fair Value     Cost    Fair Value     Cost    Fair Value
                              ---------  ----------  ---------  ----------  ---------- ----------

Held to Maturity:
  U.S. government agencies
    and corporations........  $      0   $       0   $       0  $       0    $  29,176 $  28,299
  Obligations of states and
    political subdivisions...        0           0           0          0        3,732     3,834
                              ---------  ----------  ---------  ----------  ---------- ----------
                                     0           0           0          0       32,908    32,133
                              ---------  ----------  ---------  ----------  ---------- ----------
Available for Sale:
  U.S. government agencies
    and corporations......... $136,888   $ 136,307    $106,452  $ 105,862    $  90,071  $ 87,028
  U.S. Treasury securities...        -           -           -          -           -          -
  Obligations of states and
    political subdivisions...   44,223      45,104      24,232     24,487       23,195    23,052
  Commercial paper...........        -           -           -          -            -         -
                              ---------  ----------  ---------  ----------  ---------- ----------
                               181,111     181,411     130,684    130,349      113,266   110,080
                              ---------  ----------  ---------  ----------  ---------- ----------
  Less securities pledged to
    repurchase agreement....    12,669      12,669           -          -            -         -
                              ---------  ----------  ---------  ----------  ---------- ----------
              Total.........  $168,442   $ 168,742    $130,684  $ 130,349   $  146,174 $ 142,213
                              =========  ==========  =========  ==========  ========== ==========



         The following table sets forth the securities held by the Company which (other than U.S. government securities) make up more than ten percent of stockholders' equity:


                                                            December 31, 2001                 December 31, 2000
                                                     --------------------------------     --------------------------
                                                       Amortized                            Amortized
                                                          Cost            Fair Value           Cost       Fair Value
                                                     --------------    --------------     -------------   ----------
                                                         (Dollars in thousands)             (Dollars in thousands)

Maywood II, Cook County............................  $       4,000     $        4,120     $          -     $       -
Cherokee Colorado Water District...................  $           -     $            -     $      2,485     $   2,474
                                                     --------------    --------------     -------------    ---------

TOTAL............................................... $       4,000     $        4,120     $      2,485     $   2,474
                                                     ==============    ==============     =============    =========

         The following tables provide the carrying values, maturities and weighted average yields of the Company's securities portfolio at the dates indicated.

AVAILABLE-FOR-SALE SECURITIES

                                                                       December 31, 2001 (1)
                                                                Due After    Due After
                                                   Due in         One          Five
                                                    One           Year         Years
                                                  Year or       Through       Through      Due After
                                                    Less       Five Years    Ten Years     Ten Years     Total
                                                 ----------    ----------    ----------    ----------    ----------
                                                                      (Dollars in thousands)

U.S. treasury securities:
   Balance....................................   $       0     $       0     $       0     $       0     $       0
   Weighted average yield.....................       0.00%         0.00%         0.00%         0.00%         0.00%
U.S. government securities:
   Balance....................................   $       0     $       0     $   2,623     $       0     $   2,623
   Weighted average yield.....................       0.00%         0.00%         4.95%         0.00%         4.95%
Mortgaged Back Pools (2)(4):
   Balance....................................   $       0     $     425     $     507      $132,752      $133,684
   Weighted average yield.....................       0.00%         6.41%         6.44%         6.22%         6.22%
Municipal securities - nontaxable (3):
   Balance....................................   $     396     $   4,729     $   8,847     $  14,768     $  28,740
   Weighted average yield.....................       8.08%         7.73%         7.81%         8.45%         8.13%
Municipal securities - taxable:
   Balance....................................   $       0     $   2,185     $   3,646     $  10,533     $  16,364
   Weighted average yield.....................       0.00%         8.73%         8.49%         7.39%         7.81%
Commercial paper:
   Balance....................................   $       0     $       0     $       0     $       0     $       0
   Weighted average yield.....................       0.00%         0.00%         0.00%         0.00%         0.00%
Federal Home Loan Bank Stock:
   Balance....................................   $   2,750     $       0     $       0     $       0     $   2,750
   Weighted average yield.....................       6.38%         0.00%         0.00%         0.00%         6.00%
 Total:
   Balance....................................  $    3,146     $   7,339     $  15,623     $ 158,053     $ 184,161
   Weighted average yield.....................       6.59%         7.95%         7.45%         6.51%         6.65%

------------------------
     (1) Based on contractual maturities and, therefore, do not reflect principal amortization.
     (2) Government guaranteed mortgage pools, such as FHLMC, FNMA, and GNMA, which act as pass-through entities for income on mortgages from debtors through the Agency pools to investors.
     (3)  Yields have been calculated on a full tax-equivalent basis.
     (4) Includes $12,669,000 of securities pledged to overnight repurchase agreement.

          The Company invests in tax-exempt securities to help control taxable income. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments. The Company modestly increased the size of its tax-exempt portfolio in 2000 and 2001 in order to accomplish these goals.


TRUST DEPARTMENT ACTIVITIES

          Although the Bank maintains a trust department for individuals and corporate entities, it currently is engaging in a minimal level of trust activities, consisting primarily of acting as an escrow agent.


SOURCE OF FUNDS

          General. The Bank's primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Although the Bank's deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 1994, the Bank became a member of the Federal Home Loan Bank of Topeka (the "FHLB"). In 2000 and 2001 the Bank's holdings of FHLB dividend-bearing stock were $2,430,000 and $2,750,000, respectively. The FHLB provides the Bank with access to a collateralized credit line of approximately $55.0 million, as well as a source to sell excess federal funds.

          The following table sets forth the Company's short term borrowings with maturities of less than a year and the weighted average interest rates of borrowings at the dates indicated.


                                                                  Year Ended December 31,
                                    --------------------------------------------------------------------------
                                                       2001                                    2000
                                    ----------------------------------     -----------------------------------

                                                                  (Dollars in thousands)

                                       Less              Weighted               Less                Weighted
                                       Than              Average                Than                Average
                                       One               Interest               One                 Interest
                                       Year              Rate                   Year                Rate
                                    -------------     ----------------     ---------------     ---------------
FHLB Advances                         $35,000            2.84%                $28,600               6.67%



          In addition to the borrowings listed in the above table, the Bank has borrowed an additional $20,000,000 from the FHLB with maturities from January 31, 2003 through January 22, 2004 at rates from 3.37% to 4.59% which are not included in short term borrowings disclosed above. The maximum amount of total outstanding borrowings at any month end was $55,000,000 and $48,600,000 for the years ended December 31, 2001 and 2000, respectively. The average amounts outstanding were $39,327,000 and $39,493,000 with approximate weighted average interest rates of 4.41% and 6.61% for the years ending December 31, 2001 and 2000.

          The Bank borrowed a total of $55,000,000 in 2001, representing an increase in its aggregate borrowings (long and short term combined) of $26.4 million as compared to 2000. The purpose for these borrowings was to provide an alternative source of funding to fund current loan growth at a time when the Bank's deposits had not increased and liquidation of a portion of the Bank's investment portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's investment portfolio.

          Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CD's"), savings accounts, money market accounts, checking and negotiable order of withdrawal (NOW) accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Bank has not sought brokered deposits and does not currently intend to do so in the future. The Bank had no brokered deposits at December 31, 2001.

          The following table presents the average balances outstanding for each major category of deposits and weighted average interest rates paid for interest-bearing deposits for the periods indicated.


                                                              Year Ended December 31,
                                                2001                   2000                  1999
                                        ---------------------- --------------------- ---------------------
                                                              (Dollars in Thousands)

                                                    Weighted               Weighted              Weighted
                                                    Average                Average               Average
                                         Average    Interest     Average   Interest   Average    Interest
                                         Balance      Rate      Balance      Rate     Balance      Rate
                                        ----------  ---------- ---------- ---------- ---------- ----------
Interest-bearing demand deposits....... $123,794      2.24%     $108,531     3.04%    $104,361     2.63%
Certificates of deposit................  103,861      5.34%       82,387     5.69%      77,729     5.16%
Savings accounts.......................   18,591      1.44%       18,161     2.23%      18,999     2.17%
Noninterest-bearing demand deposits....   92,553       N/A        92,662       N/A      80,508       N/A
                                        ----------  ---------- ---------- ---------- ---------- ----------
                    Total.............. $338,799      2.54%      $301,741    4.01%    $281,597     3.56%
                                        ==========  ========== ========== ========== ========== ==========



          The following table shows the amount and maturity of CD's that had balances of more than $100,000 at the dates indicated.

                                                                   December 31,
                                                        2001           2000           1999
                                                     -----------     ----------    -----------
                                                              (Dollars in Thousands)
CD's over $100,000 with remaining maturity
  Less than three months.........                     $19,967         $20,502       $23,219
  Three to six months............                      11,283          10,134         4,833
  Over six months to one year....                       7,801          11,263        10,760
  Over one year..................                       1,395           4,812         3,164
                                                     -----------     ----------    -----------
         Total..................                      $40,446         $46,711       $41,976
                                                     ===========     ==========    ===========



COMPETITION

          The banking business in the greater Denver metropolitan area is highly competitive, including approximately fifteen other banks. The Company competes for loans and deposits with other commercial banks, credit unions, thrifts, mortgage bankers and other institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other things. Many of these competitors have substantially greater resources than the Company. In addition, by virtue of their larger capital bases or affiliation with larger multi-bank holding companies, some of the banks with which the Bank competes have substantially larger lending limits than the Bank, and perform other functions for their customers which the Bank can offer only through correspondents. The Company also faces significant competition for investors' funds from sellers of short-term money market securities and other corporate and government securities.

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


EMPLOYEES

          At December 31, 2001, the Company had approximately 170 total employees. In order to effectuate its "staff to management" philosophy, the Company has placed a high priority on staff development. This development involves extensive training (including customer service training) and selective hiring. New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis is placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that its relationship with its employees as a group is good.


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

          In October 2001, the USA PATRIOT Act of 2001 and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 were enacted. These statutes contain law enforcement and regulatory provisions that require the Bank to respond to requests for information or verify information provided from time to time by the Federal Deposit Insurance Corporation.


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

          Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 2001, the Company's Tier I and Total Capital ratios were 10.9% and 13.5%, respectively.

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

          The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 2001, the Company's Tangible Tier I Capital Leverage Ratio was 6.5%.

          Other Issues And Developments Relating To Regulatory Capital. Pursuant to such authority and directives set forth in the 1988 Basle Capital Accord, as amended, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 2001, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

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

          Interstate mergers authorized by the Riegle-Neal Act are subject to conditions and requirements, the most significant of which include adequate capitalization and management of the acquiring bank or bank holding company, existence of the acquired bank for up to five years before purchase where required under state law, existence of state laws that condition acquisitions on institutions making assets available to a "state-sponsored housing entity," and limitations on control by the acquiring bank holding company of not more than 10% of the total amount of deposits in insured depository institutions in the United States or not more than 30% of the deposits in insured depository institutions within that state. States may impose lower deposit concentration limits, so long as those limits apply to all bank holding companies equally and Colorado has imposed a 25% limit on such concentrations. Additional requirements placed on mergers include conformity with state law branching requirements and compliance with "host state" merger filing requirements to the extent that those requirements do not discriminate against out-of-state banks or out-of-state bank holding companies.

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

          Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company's assets are moderately balanced in relation to maturities of liabilities ("asset/liability management"), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads would have a negative effect on the net interest income and profitability of the Company, and we cannot give any assurance that this spread will not decrease. Although economic conditions in the Denver metropolitan area have been generally strong in recent years, the Denver economy has slowed in recent months, as has the national economy. Moreover, substantially all of the loans of the Company are to businesses and individuals in the Denver area, and any significant decline in the economy of this market area could have an adverse impact on the Company. We cannot give any assurance that positive trends or developments discussed in this Annual Report on Form 10-K will continue or that negative trends or developments will not have a material adverse effect on the Company. See "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Growth and Acquisition Risks. The Company has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in noninterest expenses. The Company has grown by the establishment of new branches, and intends to consider new branching opportunities in the future. The Company cannot give any assurance that it will be successful in continuing its internal growth strategy. Although the Company does not have any discussions or negotiations underway relating to any acquisitions, the Company in the future intends to review and solicit acquisition opportunities and, at any given time, may attempt to acquire financial institutions. The Company may not be successful in identifying acquisition candidates, integrating acquired institutions or preventing loss of deposits at acquired institutions. Competition for acquisitions in the Company's market area is highly competitive, and the Company may not be able to acquire institutions on terms beneficial to the Company. Furthermore, the level of success of the Company's growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in the Denver area.

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

          Allowance for Loan Losses. Inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management's control, and such losses may exceed current estimates. At December 31, 2001, the Company had nonperforming loans of $2,557,000 and an allowance for loan losses of $3,351,000 or 1.4% of total loans 131.05% of nonperforming loans. We cannot give any assurance that the Company's allowance for loan losses will be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Company. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. An increase in the Bank's provision for loan losses would negatively affect the Company's earnings. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Control by Officers and Directors as a Group; Anti-takeover Effect. The Company's officers and directors own beneficially approximately 57.3% of the outstanding shares of Common Stock. This percentage includes the shares of Common Stock held in the Company's 401(k) plan over which certain officers of the Company have voting control as trustees of the 401(k) plan. As a result, they alone may elect by simple majority the Board of Directors. This may impede the efforts of a third party to acquire control of the Company or to change the Board of Directors of the Company.

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

          Economic Conditions and Monetary Policies. Conditions beyond the Company's control may have a significant impact on the Company's operations and its net interest income from one period to another. Examples of such conditions include:

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

          The Company expanded its operations in July 1994 through the opening of a full-service branch in the Lakeside area of metropolitan Denver. The branch occupies a two-story office building with approximately 9,278 square feet. The building houses the branch's operations, the Bank's customer service operations and the Bank's data processing operations. The original lease expires on July 31, 2004 and is renewable for two additional terms of five years each. Due to the consolidation of customer service operations, on August 15, 1996, the Bank leased 1,474 additional square feet on the second floor. The addendum to the original lease expires August 14, 2001 and is renewable at the Bank's option for three additional years. As a result of growth of data processing, effective December 1, 1997, the Bank leased an additional 1,320 square feet on the second floor in order to expand the Bank's data processing department. The Bank leases this space at approximately $16.83 per square foot, renewable on an annual basis. The Bank leases this building at approximately $16.95 per square foot, with rental subject to annual per square foot escalation.

          The Company again expanded its operations in March 1995 by leasing a 3,917 square-foot building to house a branch in the University Hills area of metropolitan Denver. The lease expires on March 31, 2005 and is renewable at the Bank's option for two additional terms of five years. The Bank leases this building at approximately $13.64 per square foot.

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

          In connection with the establishment of a fourth branch, which opened May 11, 1998, the Company is leasing a single-story building with 5,157 square feet in the Littleton area of metropolitan Denver. The branch occupies approximately 3,449 square feet; the Bank subleases the remaining 1,708 square feet in the building, at approximately $9.00 per square foot with rental subject to annual per square foot escalation. The lease expired December 31, 2001. The sublease was renewed for two years through December 31, 2003 at $13.00. The lease runs for a term of ten years from February 4, 1998, renewable for two additional terms of five years. The Bank leases this building at approximately $10.00 per square foot, with rental subject to bi-annual per square foot escalation.

          On October 19, 1998, the Company opened its fifth branch in the Golden area of metropolitan Denver. The Bank leased space in a multi-tenant single story building with approximately 1,705 square feet. The lease expired July 31, 2001, renewable at the Bank's option for two additional terms of 8 years each. The Bank exercised the first option for an additional term of eight years on July 31, 2001 through July 31, 2009. The Bank leases the building space at approximately $23.25 per square foot.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

                                          2001                            2000
                              --------------------------      ---------------------------
                                High             Low              High           Low
                              -----------    -----------      -----------    ------------

         First Quarter         $14.63          $12.50           $13.38          $9.00

         Second Quarter        $12.90          $10.20           $11.88          $8.50

         Third Quarter         $13.12          $11.74           $11.75          $9.00

         Fourth Quarter        $12.49          $10.00           $12.50          $10.81



                                                                    2002
                                                     -----------------------------------
                                                          High                 Low
                                                     ---------------      --------------

        First Quarter (to March 25, 2002)                $12.50               $10.35



          Union Bankshares' Common Stock has been traded on the NASDAQ National Market System ("NASDAQ-NMS") stock market since March 1993 under the symbol "UBSC". The above prices represent closing sale prices on the NASDAQ-NMS. As of March 25, 2002, there were 103 shareholders of record and approximately 700 beneficial shareholders.


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


ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying Notes, presented elsewhere herein.

                                                                                    As of December 31,
(Dollars in Thousands Except Per Share Amounts)                  2001         2000         1999         1998         1997
---------------------------------------------------------------------------------------------------------------------------

  INCOME STATEMENT DATA
   Interest income:
       Loans                                                $   19,578   $   20,936   $   15,348   $   12,585    $  11,448
       Securities                                                9,485        8,545        8,489        4,536        4,286
       Other                                                       217          401          378          796          226
                                                            ---------------------------------------------------------------
   Total interest income                                        29,280       29,882       24,215       17,917       15,960





   Interest expense:
       Deposits                                                  8,451        8,297        7,165        5,519        4,121
       Borrowings and other                                      2,711        3,634        2,286          801          997
                                                            ---------------------------------------------------------------
     Total interest expense                                     11,162       11,931        9,451        6,320        5,118
                                                            ---------------------------------------------------------------

    Net interest income                                         18,118       17,951       14,764       11,597       10,842
    Provision for loan losses                                      509          381          227          278          360
                                                            ---------------------------------------------------------------
    Net interest income after
     provision for loan losses                                  17,609       17,570       14,537       11,319       10,482
                                                            ---------------------------------------------------------------

    Noninterest income                                           2,717        1,200        1,621          962          958

    Noninterest expense                                         16,161       14,691       14,314       10,267        8,453
                                                            ---------------------------------------------------------------
    Income before income taxes                                   4,165        4,079        1,844        2,014        2,987
    Income taxes                                                 1,410        1,250          376          377          851
                                                            ---------------------------------------------------------------
    Net Income                                              $    2,755   $    2,829   $    1,468   $    1,637    $   2,136
                                                            ===============================================================

  Earnings Per Common Share:
    Basic                                                   $     1.15   $     1.18   $     0.62   $     0.70    $    0.92
      Weighted average shares outstanding                    2,400,709    2,387,901    2,352,540    2,339,119    2,317,056

    Diluted                                                 $     1.04   $     1.09   $     0.55   $     0.62    $    0.84
      Weighted average equivalent shares outstanding         2,643,343    2,597,559    2,649,473    2,622,753    2,534,904


  BALANCE SHEET DATA (AT PERIOD END)

    Total assets                                            $  447,386   $  380,480   $  358,586   $  314,577    $ 221,505
    Loans receivable, net                                      235,163      213,522      181,733      144,517      120,659
    Cash and cash equivalents                                   15,512       19,551       15,493       45,419       26,714
    Securities (1)                                             184,161      132,779      144,972      106,051       66,025
    Deposits                                                   333,207      315,329      290,055      271,650      190,076

    Guaranteed preferred beneficial
      interest in Company debentures                            30,304       10,304       10,304       10,304            -

    Stockholders' equity                                        27,422       24,160       19,383       20,344       18,222


  SELECTED RATIOS

  OPERATING RATIOS AND OTHER DATA:
    Return on average assets                                     0.66%        0.75%        0.43%        0.69%        1.08%
    Return on average equity                                    10.34%       13.79%        7.30%        8.52%       12.68%
   Interest rate spread (2)                                      3.98%        4.32%        4.05%        4.49%        5.14%
   Net interest margin (2)                                       4.88%        5.44%        4.99%        5.60%        6.25%
   Efficiency ratio (3)                                         77.57%       76.71%       87.36%       81.75%       71.64%


  ASSET QUALITY DATA:
  Nonperforming assets to total assets                           0.57%        0.09%        0.00%        0.06%        0.01%
  Nonperforming loans to total loans                             1.07%        0.15%        0.00%        0.12%        0.02%
  Allowance for loan losses to total loans                       1.40%        1.51%        1.57%        1.82%        1.73%
  Net charge-offs to average gross loans                         0.20%       -0.01%        0.01%        0.06%       -0.01%





  REGULATORY CAPITAL RATIOS
    Tier I to risk-weighted assets                               10.9%        10.5%        10.0%        14.0%         9.9%
    Total to risk-weighted assets                                13.5%        12.7%        12.7%        15.2%        11.2%
    Leverage ratio (Tier I capital to total average assets)       6.5%         7.3%         6.4%         8.3%         6.9%



------------------------------------------

     (1)  Includes available for sale and held to maturity securities
     (2)  Calculated on a tax equivalent basis
     (3) Represents noninterest expense divided by the total of our net interest income before provision for loan losses plus our noninterest income.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company's Consolidated Financial Statements show its financial condition and information on a consolidated basis. The Bank is the only operating unit of the Company. When the Bank was acquired by the Company in 1985, a portion of the purchase price was allocated to goodwill. In 1993, the Company began amortizing the remaining goodwill relating to the acquisition of the Bank at the rate of approximately $226,000 per year through 2001. Beginning in 2002, the Company will no longer amortize goodwill in accordance with FAS 141 Business Combinations and FAS 142 Goodwill and Other Intangibles.

          On December 17, 1998, Union Bankshares Capital Trust I, a newly-formed Delaware business trust, issued approximately $10.3 million of its 9% Cumulative Trust Preferred Securities guaranteed on a subordinated basis by the Company. The Company contributed approximately $7 million of the proceeds of the public offering to the Bank to finance the acquisition of Lakewood State Bank. The remainder of the net proceeds was used for general corporate purposes including the payoff of all outstanding amounts of the $4.0 million loan obtained in March 1996. Currently, the differences between the Company's financial condition and results of operations and those of the Bank consist of the interest expense relating to the 9% Cumulative Trust Preferred Securities, and the amortization of the remaining goodwill relating to the acquisition of the Bank (which ended at December 31, 2001, as noted above).

          The Company has opened five branches since July 1994 and acquired Lakewood State Bank in December 1998. As expected, the branches have all experienced greater expenses than income during the early stages of operations. As the deposit and loan balances have grown, however, the monthly net losses have become smaller. During the last quarter of 1997 and all of 1998, 1999 and 2000, each of the first three branches opened had an excess of income over direct costs. During the third quarter of 2000, the Littleton branch, opened in May of 1998, became profitable. Management expects the Golden branch opened in December 1998 to follow a similar pattern and be profitable by the end of 2002.

NET INTEREST INCOME

          For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2001, 2000 and 1999, average interest-earning assets were $384.1 million, $342.4 million and $307.6 million, respectively. During these same periods, net interest margin, computed on a full tax equivalent basis, was 4.88%, 5.44% and 4.99%, respectively. See "Asset/Liability Management" and "Results of Operations."

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


                                                                         Year Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                  2001                              2000                          1999
                                     -------------------------------  ------------------------------- ------------------------------
                                                Interest   Average               Interest    Average             Interest    Average
                                      Average   Earned or  Yield or    Average   Earned or  Yield or   Average   Earned or  Yield or
                                     Balance(1)   Paid       Cost     Balance(1)   Paid       Cost    Balance(1)   Paid       Cost
                                     ---------  ---------  ---------  ---------  ----------  -------- ---------  --------  --------
                                                                        (Dollars in Thousands)
ASSETS
Loans:
  Commercial Loans.................  $155,829    $13,450    8.63%     $146,667    $14,762    10.06%   $115,507   $10,923    9.46%
  Real estate mortgage.............     5,316        465    8.75%        5,360        497     9.27%      3,753       354    9.43%
  Real estate construction.........    28,769      2,749    9.56%       24,597      2,964    12.05%     17,482     1,993   11.40%
  Consumer loans...................    31,671      2,914    9.20%       27,673      2,713     9.80%     22,942     2,078    9.06%
                                    ----------  ---------             ---------- ---------            ---------  -------
    Total loans....................   221,585     19,578    8.84%      204,297     20,936    10.25%    159,684    15,348    9.61%

Allowance for loan loss............     3,272                           (3,061)                         (2,727)

Securities:
  U.S. Government..................   118,721      7,070    5.96%      106,657      7,081     6.64%    115,828     7,223    6.24%
  Municipal -- nontaxable..........    29,382      2,345    7.98%       23,289      1,994     8.56%     22,491     1,720    7.65%
  Municipal -- taxable.............     9,390        680    7.24%        1,891        149     7.88%      1,947       130    6.68%
                                    ----------  ---------             ---------- ---------            ---------  -------
    Total securities...............   157,493     10,095    6.41%      131,837      9,224     7.00%    140,266     9,073    6.48%

Interest-bearing deposits in other
banks..............................         -          -    0.00%            -          -     0.00%          -         -    0.00%
Federal funds sold.................     5,006        217    4.33%        6,291        401     6.37%      7,695       378    4.92%
                                    ----------  ---------             ---------- ---------            ---------  -------
    Total interest-earning assets..   384,084     29,890    7.78%      342,425     30,561     8.90%    307,645    24,799    8.06%
                                                ---------                        ---------                       -------
Noninterest-earning assets:
  Goodwill........................      5,827                            6,375                           6,838
  Other assets....................     27,961                           29,582                          26,675
                                    ----------                        ----------                      ---------
    Total noninterest-earning
        assets....................     33,788                           35,957                          33,513
                                    ----------                        ----------                      ---------
    Total assets..................   $414,600                          375,321                        $338,431
                                    ==========                        ==========                      =========

                                                   2001                              2000                          1999
                                      ------------------------------  ------------------------------- ------------------------------
                                                 Interest   Average                Interest   Average              Interest  Average
                                       Average   Earned or  Yield or   Average     Earned or  Yield or  Average   Earned or Yield or
                                      balance(1)    Paid      Cost    Balance(1)     Paid       Cost   Balance(1)    Paid     Cost
                                      ----------  --------  --------  ----------   --------- --------  ----------  --------- -------
                                          (Dollars in thousands)                             (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
  Interest-bearing demand accounts.... $ 119,180  $  2,632     2.21%   $ 108,532    $  3,205    2.95%    $ 104,361   $ 2,744   2.63%
  Certificates of deposit.............   103,860     5,550     5.34%      82,421       4,687    5.69%       77,729     4,008   5.16%
  Savings accounts....................    18,591       268     1.44%      18,162         405    2.23%       18,999       413   2.17%
                                       ---------  --------    ------   ---------    --------             ---------   -------
    Total interest-bearing accounts...   241,631     8,450     3.50%     209,115       8,297    3.97%      201,089     7,165   3.56%
  Notes payable.......................    51,539     2,661     5.16%      49,797       3,541    7.11%       31,346     2,120   6.76%
  Federal funds purchased.............       401        51    12.72%       1,381          93    6.73%        3,127       166   5.31%
                                       ---------  --------    ------   ---------    --------             ---------   -------
    Total interest-bearing
      liabilities.....................   293,571    11,162     3.80%     260,293      11,931    4.58%      235,562     9,451   4.01%
                                       ---------  --------                          --------                         -------
Noninterest-bearing demand accounts...    92,553                          92,671                            80,508
                                       ---------                       ---------                         ---------
    Total deposits and
      interest-bearing liabilities....   386,124                         352,964                           316,070
Other noninterest-bearing liabilities.     1,836                           1,836                             2,240
                                       ---------                       ---------                         ---------
    Total liabilities.................   387,960                         354,800                           318,310
Stockholders' equity..................    26,640                          20,521                            20,121
                                       ---------                       ---------                         ---------
    Total liabilities and
      stockholders' equity............ $ 414,600                       $ 375,321                          $338,431
                                       =========                       =========                         =========
Net interest income...................            $ 18,728                           $18,630                         $15,348
                                                  ========                          ========                         =======
Net interest spread...................                         3.98%                            4.32%                          4.05%
                                                              ======                           ======                        =======
Net interest margin...................                         4.88%                            5.44%                          4.99%
                                                              ======                           ======                        =======
Ratio of average interest-
  earning assets to average
  total deposits and interest-
  bearing liabilities                                         99.47%                           97.01%                        130.60%
                                                              ======                           ======                        =======
Return on average assets..............                         0.66%                            0.75%                          0.43%
                                                              ======                           ======                        =======
Return on average equity..............                        10.34%                           13.79%                          7.30%
                                                              ======                           ======                        =======
Dividend payout ratio.................                         0.00%                            0.00%                          0.00%
                                                              ======                           ======                        =======
Ratio of average equity to
  average assets......................                         6.43%                            5.47%                          5.95%
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

                                                 Year Ended December 31, 2001        Year Ended December 31, 2000
                                                               vs.                               vs.
                                                 Year Ended December 31, 2000        Year Ended December 31, 1999
                                                       Increase (decrease)                Increase (decrease)
                                                     in net interest income             in net interest income
                                                      due to changes in (1)              due to changes in (1)
                                                ---------------------------------    ------------------------------
                                                Volume        Rate        Total      Volume       Rate      Total
                                                -------     ---------   ---------    --------    -------   --------
                                                                              (Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans:
  Commercial Loans..........................    $  922      $ (2,234)   $ (1,312)    $ 2,947     $  892    $ 3,839
  Real estate -- mortgage...................        (4)          (28)        (32)        152         (9)       143
  Real estate -- construction...............       503          (718)       (215)        811        160        971
  Consumer loans............................       392          (191)        201         429        206        635
                                                -------     ---------   ---------    --------    -------   --------
    Total loans.............................     1,813        (3,171)     (1,358)      4,339      1,249      5,588
Securities:
  U.S. government securities................       801          (812)        (11)       (572)       430       (142)
  Municipal -- nontaxable(1)................       522          (171)        351          61        213        274
  Municipal -- taxable......................       591           (60)        531          (4)        23         19
                                                -------     ---------   ---------    --------    -------   --------
Total securities............................     1,914        (1,043)        871        (515)       666        151

Interest-bearing deposits at
 other banks................................        --            --          --          --         --         --
Federal funds sold..........................       (82)         (102)       (184)        (69)        92         23
                                                -------     ---------   ---------    --------    -------   --------
    Total interest-earning assets...........     3,645        (4,316)       (671)      3,755      2,007      5,762
                                                -------     ---------   ---------    --------    -------   --------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits..........       314          (887)       (573)        110        351        461
  Certificates of deposit...................     1,220          (357)        863         242        437        679
  Savings deposits..........................        10          (147)       (137)        (18)        10         (8)
                                                -------     ---------   ---------    --------    -------   --------
    Total interest-bearing accounts.........     1,544        (1,391)        153         334        798      1,132

Notes payable...............................       124        (1,004)       (880)      1,248        173      1,421
Federal funds purchased.....................       (66)           24         (42)        (93)        20        (73)
                                                -------     ---------   ---------    --------    -------   --------
    Total interest-bearing liabilities......     1,602        (2,371)       (769)      1,489        991      2,480
                                                -------     ---------   ---------    --------    -------   --------
    Total increase in net interest income...    $2,043      $ (1,945)   $     98     $ 2,266     $1,016    $ 3,282
                                                =======     =========   =========    ========    =======   ========

------------------------
(1)This table is calculated on a full tax-equivalent basis.

MARKET RISK MANAGEMENT

          Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk as discussed below. See "Asset/Liability Management." Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 19 of Notes to Consolidated Financial Statements.


ASSET/LIABILITY MANAGEMENT

          The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

          The function of asset/liability management is to manage the risk/return relationships between capital adequacy, market risk, liquidity and interest rate risk. To manage these relationships, the Bank analyzes the following items: equity, free capital, debt/capital, liquidity, volatile liability coverage, portfolio maturities, maturing assets and maturing liabilities. In addition, in reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Company's management has projected its needs into the future, taking into consideration historical periods of high loan demand, low deposit balances, projected loan increases (due to increased demand through marketing), and interest rate changes (as projected by consulting economists). The Bank's Asset and Liability Management Committee is responsible for establishing procedures that enable the Company to achieve its goals while adhering to prudent banking practices and existing loan and investment policies.

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

          The securities designated as available for sale generally are more liquid and have a shorter term than those designated as held to maturity. In connection with the preparation of its Consolidated Financial Statements, the Company has designated securities with a carrying value of $181,411,000 as available for sale. These securities are to be available for sale to assist management in providing an adequate asset/liability and liquidity management program for the Bank. Securities designated as held to maturity typically have less liquidity and also have less call protection than those held for sale. At December 31, 2001 and 2000, the Company had no securities designated as held to maturity. During June 2000, in order to maximize the Company's liquidity flexibility, the Company transferred its investment securities held to maturity portfolio, with an amortized cost of $31,253,445 and an unrealized loss of $704,434, to investment securities available for sale.

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

          Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income under a variety of interest rate scenarios. The following table shows the anticipated effect on net interest income with a 100 and 200 basis point parallel shift up or down interest rate scenario.


        Change in rate       Change in net interest      Percent change in net
                                     income                 interest income
        --------------       ----------------------      ---------------------

           +200 bp                 $(36,000)                     (.2)%

           +100 bp                 $(14,000)                     (.1)%

           -100 bp                 $ 13,000                        .1%

           -200 bp                 $(58,000)                     (.3)%


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

          The Bank does not anticipate that the Federal Reserve Board will change the interest rates substantially during 2002. As of December 31, 2001, the dollar duration of the investment portfolio was 5.34 compared to 4.63 at December 31, 2000. The increase in dollar duration for 2001 reflects management's replacement of investments which matured with investments that had lower yields and longer maturities, which lower yields and longer maturities were due to falling interest rates during 2001. The decision resulted in increasing the dollar duration of the portfolio, and decreasing the gross yield on the portfolio from 7.00% to 6.41%. During a portion of 2000, the Company's merger agreement with Gold Banc restricted its ability to engage in additional transactions which would have had the result of limiting the increase in dollar duration in 2000. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

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

          The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001. The amounts in the table are derived from internal data from the Company. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this Form 10-K that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

                                                                       December 31, 2001
                                                                Estimated maturity or repricing
                                                ----------------------------------------------------------------
                                                Less than      Three
                                                  three       months to    One year to   Over five
                                                 months        one year    five years      years         Total
                                                ----------    ---------    ----------    ---------    ----------

Interest-earnings assets:
  Fixed rate loans.........................     $    2,120    $   4,749    $   36,025    $  15,322    $   58,216
  Floating rate loans......................         30,628       55,593        49,431       44,646       180,298
  Investment securities....................            396        7,339        15,623      158,053       181,411
  FHLB stock...............................          2,750           --            --           --         2,750
  Federal funds sold.......................             --           --            --           --            --
                                                ----------    ---------    ----------    ---------    ----------
    Total interest-earning assets..........         35,894       67,681       101,079      218,021       422,675
                                                ----------    ---------    ----------    ---------    ----------

Interest-bearing liabilities:
  Interest-bearing demand deposits.........         38,385           --            --           --        38,385
  Money market deposits....................         93,788           --            --           --        93,788
  Certificates of deposits under $100,000..         12,376       30,080         4,208           11        46,675
  Certificates of deposits over $100,000...         19,967       19,084         1,395           --        40,446
  Savings deposits.........................         20,002           --            --           --        20,002
  Notes payable............................         55,000           --            --       10,304        65,304
  Federal funds purchased..................         19,169           --            --           --        19,169
                                                ----------    ---------    ----------    ---------    ----------
    Total interest-bearing liabilities.....        258,687      49,164          5,603       10,315       323,769
                                                ----------    ---------    ----------    ---------    ----------

Interest rate gap..........................     $ (222,793)   $  18,517       $95,476    $ 207,706
                                                ==========    =========    ==========    =========
Cumulative interest rate gap...............     $ (222,793)   $(204,276)   $ (108,800)   $  98,906    $   98,906
                                                ==========    =========    ==========    =========    ==========
Cumulative interest rate
gap to total assets........................        -49.80%      -45.66%       -24.32%       22.11%
                                                ==========    =========    ==========    =========
Total consolidated assets..................     $  447,386
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

                                                            December 31, 2001
                                              ---------------------------------------------
                                              Less than  One year to  Over five
                                              one year   five years     years       Total
                                              --------   -----------  ---------   ---------
Commercial Loans...........................   $ 60,898   $ 55,702     $ 46,454    $ 163,054
Real estate -- construction loans..........     24,279      9,032        2,935       36,246
Real estate -- mortgage loans..............      2,051        789        2,845        5,685
Consumer loans.............................      5,862     19,933        7,734       33,529
                                              --------   --------     --------    ---------
    Total                                     $ 93,090   $ 85,456     $ 59,968    $ 238,514
                                              ========   ========     ========    =========

Fixed rate loans...........................              $ 36,025     $ 15,322
Floating rate loans........................                49,431       44,646
                                                         --------     --------
    Total..................................              $ 85,456     $ 59,968
                                                         ========     ========


RESULTS OF OPERATIONS

Years ended December 31, 2001 and 2000

          Overview. Net income decreased $74,000 for 2001 to $2,755,000 from $2,829,000 in 2000. This decrease was primarily the result of a $128,000 increase in provision for loan loss, a $1,470,000 increase in noninterest expense and a $160,000 increase in income tax expense, partially offset by a $167,000 increase in net interest income and a $1,517,000 increase in noninterest income. Return on average assets and return on average equity were ..66% and 10.34%, respectively, for 2001 compared to .76% and 13.79%, respectively, for 2000.

          Interest Income. Interest income decreased $602,000 to $29,280,000 for 2001 from $29,882,000 for 2000. Interest income on loans decreased $1,358,000, interest income on securities increased $940,000 and interest income on federal funds sold decreased $184,000 in 2001. The decrease in interest income on loans and federal funds sold was primarily a result of the decrease in the interest rates over the period as a response to the reduction in the federal funds rate by the Federal Reserve. The net increase in interest income on securities was primarily a result of the investment by the Bank of excess customer deposits in investment securities.

          Interest Expense. Interest expense decreased $769,000 to $11,162,000 for 2001 from $11,931,000 in 2000. Interest expense on interest-bearing deposits increased $154,000, interest expense on federal funds purchased decreased $43,000, and interest expense on FHLB notes payable decreased $880,000 in 2001. The increase in interest expense on interest-bearing deposits was primarily due to higher deposits in 2001. The average rates paid on interest-bearing deposits decreased 47 basis points between 2000 and 2001. The decrease in interest expense on FHLB notes payable was due to the decrease in interest rates on borrowings from the FHLB.

          Net Interest Income. Net interest income increased $167,000 to $18,118,000 for 2001 from $17,951,000 for 2000. During 2001 average loans outstanding increased $17,288,000, average securities owned increased $25,656,000, average federal funds sold decreased $1,285,000. However, the net interest spread decreased from 4.32% for 2000 to 3.98% for 2001, reflecting the decline in interest rates during that period. The increase in net interest income resulted primarily from the increase in the volume of interest earning assets, partially offset by the increase in the volume of interest-bearing deposits and the decline in net interest spread.

          Noninterest Income. Noninterest income increased $1,517,000 to $2,717,000 for 2001 from $1,200,000 for 2000. This increase was primarily due to a $1,443,000 increase in gain on sale of securities available for sale and an $88,000 increase in service charge income, offset by a $14,000 decrease in other noninterest income.

          Noninterest Expense. Noninterest expense increased $1,470,000 to $16,161,000 for 2001 from $14,691,000 for 2000. This increase is primarily a result of increases in salary and benefit expense of $723,000, and increases in various other noninterest expenses aggregating $751,000.

Years ended December 31, 2000 and 1999

          Overview. Net income increased $1,361,000 for 2000 to $2,829,000 from $1,468,000 in 1999. This increase was primarily a result of a $3,187,000 increase in net interest income, partially offset by a $154,000 increase in provision for loan loss and a $421,000 decrease in noninterest income, a $377,000 increase in noninterest expense and an $874,000 increase in income tax expense. Return on average assets and return on average equity were .76% and 13.79%, respectively, for 2000 compared to .43% and 7.30%, respectively, for 1999.

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

PROVISION FOR LOAN LOSSES

          The Company's provisions for loan losses in the years ended December 31, 2001, 2000 and 1999 were $509,000, $381,000 and $227,000, respectively.


INCOME TAXES

          The Company's income tax expense for the years ended December 31, 2001, 2000, and 1999 was $1,410,000, $1,250,000 and $376,000, respectively. The
Company's effective tax rate typically differs from the expected 34% enacted tax rate due to interest income received on tax-exempt securities, which is partially offset by the amortization of excess of investment in subsidiary over net assets acquired.


LIQUIDITY AND SOURCES OF FUNDS

          The Company's primary sources of funds are customer deposits, sales and maturities of investment securities and loan repayments. These funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. During the year ended December 31, 2001, deposits increased to $333,207,000 from $315,329,000 and $290,055,000 at December 31,
2000 and 1999, respectively. None of the deposits at December 31, 2001, 2000 or 1999 were brokered deposits. Management believes that the increases in deposits in 2000 and 2001 were the result of (i) the successful opening of the Bank's two new branches in 1998 and the resulting increase in new customers at each branch and the acquisition of Lakewood State Bank in December of 1998; (ii) referrals from existing customers; (iii) continued success of the Bank's Officer Call Program; and (iv) recent bank acquisition activity in Colorado which has improved the Bank's opportunities to attract new business from customers in its small and medium-sized business focus area. See "Item 1 - Business - Operating Strategy" and "- Growth Strategy." At December 31, 2001, net loans were $235,163,000 compared to $213,522,000 and $181,733,000 at December 31, 2000 and
1999, respectively.

          In 1998 the Company successfully negotiated with Gold Banc (f/k/a Exchange National Bank) for a revolving line of credit in an amount not to exceed $3,000,000. Any monies advanced under this are used solely for capital needs of the Company or to purchase the stock of banks or bank holding companies. This line of credit is available for one year only, with renewals to be negotiated each year. If any principal is advanced on this line, the terms of the repayment would also be negotiated depending upon the use of proceeds. Interest is due quarterly. There is currently no amount outstanding under this line of credit. The line of credit is secured by the pledge of all of the shares of capital stock of the Bank, and contains standard representations, warranties and covenants.

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


CAPITAL RESOURCES

          The Company's total stockholders' equity increased to $27,422,000 at December 31, 2001 from $24,160,000 at December 31, 2000. This increase is a result of an increase in retained earnings of $2,755,000 relating to 2001 net income, an increase in common stock surplus of $30,000 relating to issuance of stock to the outside Directors in lieu of their annual retainer and $49,000 relating to the exercise of stock options, and an increase in unrealized gains on investment securities available for sale of $410,000. At December 31, 2001, stockholders' equity was 6.1% of total assets, compared to 6.4% of total assets at December 31, 2000. Management presently intends to retain earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

          Federal Reserve Board and FDIC guidelines call for a 4% Tier I capital to risk-weighted assets ratio, 8% total capital to risk-weighted assets ratio, and a 4% leverage ratio. See "Item 1 - Business - Government Regulation - The Company - Capital Adequacy" and "- The Bank - Capital Adequacy." The Company and the Bank currently exceed the applicable regulatory capital requirements. The Company contributed $7.0 million of the net proceeds of the offering of the 9% Cumulative Trust Preferred Securities to the Bank to enhance its regulatory capital levels to support continued asset growth. The following table sets forth the Company's and the Bank's capital ratios at December 31, 2001.


                                                     December 31, 2001
                                                  -----------------------
                                                    (Dollars in thousands)
Company
  Tier I Capital................................         $  28,534
  Total Capital.................................            35,238
  Risk-Weighted Assets..........................           261,980
  Tier I Capital to Risk-Weighted Assets........            10.90%
  Total Capital to Risk-Weighted Assets.........            13.50%
  Leverage Ratio................................             6.50%

Bank
  Tier I Capital................................         $  26,109
  Total Capital.................................            29,364
  Risk-Weighted Assets..........................           261,454
  Tier I Capital to Risk-Weighted Assets........             9.90%
  Total Capital to Risk-Weighted Assets.........            11.23%
  Leverage Ratio................................             5.96%

          Bank management is anticipating 2002 capital expenditures of approximately $650,000 in connection with updating its internal operating systems. The Bank intends to use part of its anticipated income in 2002 to finance these expenditures.

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

          Information included in this document includes "forward-looking statements," which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements in "risk factors" and other statements and disclaimers in this Annual Report on Form 10-K constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See Market Risk Management and Asset/Liability Management beginning on Page 35.

ITEM 8. FINANCIAL STATEMENTS

          See Index to Financial Statements appearing in Item 14 on Page 46.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the information set forth under the similarly titled captions contained in the definitive Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002.


ITEM 11. EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the definitive Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Financial Statements
                                                              Page Reference
                                                              --------------

    Reports of Independent Accountants                              F-1
    Consolidated Balance Sheets at December 31, 2001 and 2000       F-2
    Consolidated Statements of Income for the Years Ended
      December 31, 2001, 2000 and 1999                              F-3
    Consolidated Statements of Comprehensive Income for the
      Years Ended December 31, 2001, 2000 and 1999                  F-4
    Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2001, 2000 and 1999                  F-5
    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999                              F-6
    Notes to Consolidated Financial Statements                      F-7

    Exhibits

      See Exhibit Index on Page E-1 of this Form 10-K.

(b) Reports on Form 8-K

      None.

                             UNION BANKSHARES, LTD.

                             Accountants' Report and
                        Consolidated Financial Statements

                       December 31, 2001, 2000 and 1999

                             UNION BANKSHARES, LTD.
                        DECEMBER 31, 2001, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT ACCOUNTANTS' REPORT............................................F-1

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets...........................................................F-2
  Statements of Income.....................................................F-3
  Statements of Comprehensive Income.......................................F-4
  Statements of Stockholders' Equity.......................................F-5
  Statements of Cash Flows.................................................F-6
  Notes to Financial Statements............................................F-7

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Union Bankshares, Ltd.
Denver, Colorado


   We have audited the accompanying consolidated balance sheets of UNION BANKSHARES, LTD. as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNION BANKSHARES, LTD. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/  BKD, LLP


Colorado Springs, Colorado
February 19, 2002

                             UNION BANKSHARES, LTD.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                             2001            2000
                                                         ------------   ------------
                         ASSETS
Cash and due from banks                                  $ 15,512,000   $ 19,551,000
Available-for-sale securities                             168,742,000    130,349,000
Securities pledged to repurchase agreement                 12,669,000             --
Other investments                                           2,750,000      2,430,000
Loans, net                                                235,163,000    213,522,000
Goodwill                                                    5,554,000      6,092,000
Premises and equipment                                      2,325,000      2,724,000
Interest receivable                                         2,308,000      3,170,000
Other assets                                                2,363,000      2,642,000
                                                         ------------   ------------
        TOTAL ASSETS                                     $447,386,000   $380,480,000
                                                         ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand                                               $ 93,911,000   $ 99,220,000
    NOW                                                    38,385,000     30,413,000
    Money Market                                           93,788,000     76,549,000
    Savings                                                20,002,000     18,149,000
    Time                                                   87,121,000     90,998,000
                                                         ------------   ------------
          Total Deposits                                  333,207,000    315,329,000
                                                         ------------   ------------
Borrowings under securities repurchase agreement           12,669,000             --
Advances from FHLB                                         55,000,000     28,600,000
Guaranteed Preferred Beneficial Interests in Company's
  Debentures                                               10,304,000     10,304,000
Federal funds purchased                                     6,500,000             --
Accrued interest payable                                      270,000        383,000
Other liabilities                                           2,014,000      1,704,000
                                                         ------------   ------------
          Total Liabilities                               419,964,000    356,320,000
                                                         ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized
   1,355,790 shares; no shares issued and outstanding              --             --
  Common stock, $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   2001 - 2,407,094 shares, 2000 - 2,395,710 shares             2,000          2,000
  Additional paid-in capital                               10,066,000      9,987,000
  Retained earnings                                        17,166,000     14,393,000
  Accumulated other comprehensive income:
  Unrealized appreciation (depreciation)on
   available-for-sale securities, net of
   applicable income taxes of 112,000
   and ($113,000) in 2001 and 2000, respectively              188,000       (222,000)
                                                         ------------   ------------
          Total Stockholders' Equity                       27,422,000     24,160,000
                                                         ------------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                        $447,386,000   $380,480,000
                                                         ============   ============

                See Notes to Consolidated Financial Statements

                         UNION BANKSHARES, LTD.

                   CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                     2001           2000           1999
                                                 -----------   ------------    -----------
INTEREST INCOME
  Interest and fees on loans                     $19,578,000   $ 20,936,000    $15,348,000
  Interest on investment securities:
    U.S. government agencies and corporations      7,257,000      7,080,000      7,223,000
    States and other political subdivisions        2,228,000      1,465,000      1,266,000
    Interest on federal funds sold and
     interest-bearing deposits in other banks        217,000        401,000        378,000
                                                 -----------   ------------    -----------
          Total Interest Income                   29,280,000     29,882,000     24,215,000
                                                 -----------   ------------    -----------

INTEREST EXPENSE
  Deposits                                         8,451,000      8,297,000      7,165,000
  Federal funds purchased and borrowings under
   securities repurchase agreement                    50,000         93,000        166,000
  Notes payable                                    2,661,000      3,541,000      2,120,000
                                                 -----------   ------------    -----------
          Total Interest Expense                  11,162,000     11,931,000      9,451,000
                                                 -----------   ------------    -----------

NET INTEREST INCOME                               18,118,000     17,951,000     14,764,000

PROVISION FOR LOAN LOSSES                            509,000        381,000        227,000
                                                 -----------   ------------    -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        17,609,000     17,570,000     14,537,000
                                                 -----------   ------------    -----------

NONINTEREST INCOME
  Service charges                                    914,000        826,000        655,000
  Net realized gains (losses) on sales of
   available-for-sale securities                   1,098,000       (345,000)       266,000
  Other                                              705,000        719,000        700,000
                                                 -----------   ------------    -----------
          Total Noninterest Income                 2,717,000      1,200,000      1,621,000
                                                 -----------   ------------    -----------

NONINTEREST EXPENSE
  Salaries and employee benefits                   8,642,000      7,919,000      7,250,000
  Amortization of goodwill                           539,000        539,000        539,000
  Occupancy and equipment                          2,201,000      2,205,000      2,232,000
  Other operating expenses                         4,779,000      4,028,000      4,293,000
                                                 -----------   ------------    -----------
          Total Noninterest Expense               16,161,000     14,691,000     14,314,000
                                                 -----------   ------------    -----------

INCOME BEFORE INCOME TAXES                         4,165,000      4,079,000      1,844,000

INCOME TAXES                                       1,410,000      1,250,000        376,000
                                                 -----------   ------------    -----------

NET INCOME                                       $ 2,755,000   $  2,829,000    $ 1,468,000
                                                 ===========   ============    ===========

 BASIC EARNINGS PER SHARE                        $      1.15   $       1.18    $       .62
  Weighted average number of common
   shares outstanding                              2,400,709      2,387,901      2,352,540

DILUTED EARNINGS PER SHARE                       $      1.04   $       1.09    $       .55
  Weighted average number of common
   share equivalents outstanding                   2,643,343      2,597,559      2,649,473


              See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    2001          2000           1999
                                                -----------    -----------    -----------

NET INCOME                                      $ 2,755,000    $ 2,829,000    $ 1,468,000

OTHER COMPREHENSIVE INCOME
 (LOSS)
  Unrealized appreciation (depreciation)
   on available-for-sale securities,net
   of income taxes $631,000, $1,203,000,
   and ($1,564,000) for December 31, 2001,
   2000 and 1999, respectively                    1,102,000      2,009,000     (2,714,000)

  Less: reclassification adjustment for
   realized (gain) losses included in net
   income, net of income taxes of ($406,000),
   $128,000, and ($99,000) for December 31,
   2001, 2000 and 1999, respectively               (692,000)       217,000       (167,000)

  Unrealized depreciation on investment
   securities transferred from
   held-to-maturity to available-for-sale,
   net of income taxes of ($261,000)                     --       (443,000)            --
                                                -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)
 BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                   3,165,000      4,612,000     (1,413,000)

  Cumulative effect of accounting
   change for transfer of securities from
   held-to-maturity to available-for-sale,
   net of income taxes of $115,000                       --             --        233,000
                                                -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                     $ 3,165,000    $ 4,612,000    $(1,180,000)
                                                ===========    ===========    ===========


              See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                    Accumulated
                                                                        Additional      Other
                                                                         Paid-in     Comprehensive    Retained
                                                    Shares    Amount     Capital        Income         Earnings    Total
                                                    ------    ------    ---------    -------------    ----------   ------

BALANCE, DECEMBER 31, 1998                        2,342,014   $2,000   $ 9,639,000   $   643,000    $10,060,00  $ 20,344,000
  Shares issued for stock option plan                31,900       --       183,000            --            --       183,000
  Cumulative effect of accounting change
    for transfer of securities from held-to-
    maturity to available-for-sale, net of
    income taxes of $115,000                             --       --            --       233,000            --       233,000
  Unrealized appreciation (depreciation)
    on available-for-sale securities,
    net of income taxes of ($1,663,000)                  --       --            --    (2,881,000)           --    (2,881,000)
  Increase in retained earnings due to
    stock option plans                                   --       --            --            --        36,000        36,000
   Net income                                            --       --            --            --     1,468,000     1,468,000
                                                  ---------   ------   -----------   -----------     ---------     ---------

BALANCE, DECEMBER 31, 1999                        2,373,914    2,000     9,822,000    (2,005,000)   11,564,000    19,383,000
  Shares issued for stock option plan                21,796       --       165,000            --            --       165,000
  Unrealized appreciation (depreciation)
    on available-for-sale securities,
    net of income taxes of $1,047,000                    --       --            --     1,783,000            --     1,783,000
  Net income                                             --       --            --            --     2,829,000     2,829,000
                                                  ---------   ------   -----------   -----------     ---------     ---------

BALANCE, DECEMBER 31, 2000                        2,395,710    2,000     9,987,000      (222,000)   14,393,000    24,160,000
  Shares issued for stock option plan                11,384       --        79,000            --            --        79,000
  Unrealized appreciation (depreciation)
    on available-for-sale securities,
    net of  income  taxes of $225,000                    --       --            --       410,000            --       410,000
  Increase in retained earnings due to
     stock option plans                                  --       --            --            --        18,000        18,000
  Net income                                             --       --            --            --     2,755,000     2,755,000
                                                              ------   -----------   -----------     ---------     ---------

BALANCE, DECEMBER 31, 2001                        2,407,094   $2,000   $10,066,000   $   188,000   $17,166,000  $ 27,422,000
                                                  =========   ======   ===========   ===========   ===========  ============


              See Notes to Consolidated Financial Statements

                         UNION BANKSHARES, LTD.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001             2000             1999
                                                                -----            -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $   2,755,000    $  2,829,000    $  1,468,000
  Items not requiring (providing) cash:
    Net realized (gains) losses on sale
      of securities                                            (1,098,000)        345,000        (266,000)
    Federal Home Loan Bank stock dividend                              --              --         (88,000)
    Amortization (accretion) of premium/discount on
    investments                                                   670,000        (157,000)        395,000
    Amortization  of deferred loan fees, net of costs            (650,000)       (537,000)       (511,000)
    Deferred income taxes                                        (211,000)       (152,000)        (19,000)
    Provision for loan losses                                     509,000         381,000         227,000
    Depreciation and amortization                                 729,000         839,000         625,000
    Amortization of goodwill and offering costs                   615,000         615,000         615,000
    Loss on sale of premises and equipment                             --              --          10,000
  Changes in:
    Mortgage loans held for sale                                       --              --       4,285,000
    Interest receivable                                           862,000        (584,000)     (1,044,000)
    Other assets                                                  188,000        (439,000)       (550,000)
    Accrued interest payable                                     (113,000)          1,000         (89,000)
    Other liabilities                                             328,000         342,000        (446,000)
                                                            -------------    ------------    ------------
      Net cash provided by operating activities                 4,584,000       3,483,000       4,612,000
                                                            -------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities    43,082,000       8,120,000      14,091,000
  Proceeds from maturities of held-to-maturity securities              --       1,628,000       7,101,000
  Proceeds from sale of available-for-sale securities         112,077,000      26,402,000      18,816,000
  Purchase of available-for-sale securities                  (205,158,000)    (20,181,000)    (78,270,000)
  Purchase of held-to-maturity securities                              --              --      (3,958,000)
  Purchase of other investments                                  (320,000)       (446,000)       (872,000)
  Net increase in loans                                       (21,611,000)    (31,633,000)    (36,932,000)
  Proceeds from sale of other real estate                         111,000              --         150,000
  Proceeds from sale of premises and equipment                         --           5,000         957,000
  Purchase of premises and equipment                              330,000        (259,000)     (1,309,000)
                                                            -------------    ------------    ------------
    Net cash used in  investing activities                    (71,489,000)    (16,364,000)    (80,226,000)
                                                            -------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market,
    NOW and savings accounts                                   21,755,000      10,806,000      24,983,000
  Net increase (decrease) in time deposits                     (3,877,000)     14,468,000      (6,578,000)
  Net increase (decrease) in federal funds purchased            6,500,000      (8,500,000)      8,500,000
  Net increase in borrowings under securities
    repurchase agreement                                       12,699,000              --              --
  Net short term FHLB advances                                  6,400,000              --      18,600,000
  Proceeds from issuance of FHLB advances - long term          20,000,000              --              --
  Proceeds from issuance of common stock                           79,000         165,000         183,000
                                                            -------------    ------------    ------------
     Net cash provided by financing activities                 63,526,000      16,939,000      45,688,000
                                                            -------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              (4,039,000)      4,058,000     (29,926,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                             19,551,000      15,493,000      45,419,000
                                                            -------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $  15,512,000    $ 19,551,000    $ 15,493,000
                                                            =============    ============    ============


              See Notes to Consolidated Financial Statements

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

   Union Bank and Trust (the Bank) is a wholly-owned subsidiary of Union Bankshares, Ltd. (Bankshares) (collectively referred to as the Company). The Bank provides a full range of banking services to customers, primarily living in the Denver metropolitan area, through its home office and six branch facilities located in the Denver area. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        DECEMBER 31, 2001, 2000 AND 1999


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

   Pursuant to normal banking practices, the Bank is required to maintain certain balances (reserves) with the Federal Reserve Bank. Included in cash and due from banks in the accompanying consolidated balance sheets, are required reserve balances of approximately $25,000 and $352,000 at December 31, 2001 and 2000, respectively.

   As of December 31, 2001 and 2000, the Company had approximately $3,100,000 and $7,700,000 on deposit with one financial institution.

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

   Securities pledged to repurchase agreement represents securities pledged under lending transactions through an overnight repurchase agreement. Under the repurchase agreement the Bank maintains effective control of the securities and therefore does not meet the criteria of a sales transaction. The securities pledged are carried at an equal amount to the amount outstanding under the agreement on the close of business. The repurchase agreement liability is considered a secured borrowing.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

LOANS

   The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and real estate loans throughout the Denver metropolitan area. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.

   Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

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

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

GOODWILL

   The Company purchased a subsidiary in 1985 in which the excess costs over the fair value of certain underlying net tangible assets, goodwill, were amortized over a period of nine years. The remaining goodwill is being amortized on a straight-line basis over a 25-year period at a rate of approximately $226,000 per year. The goodwill of the branch bank acquired in 1998 is also being amortized on a straight-line basis over a 15-year life at an annual rate of $313,000. Amortization expense related to the purchased subsidiary and branch bank in 2001, 2000 and 1999 was $539,000, each year.

DEBT ISSUANCE COSTS

   Debt issuance costs associated with the issuance of the 9.0% Cumulative Trust Preferred Securities are being amortized over a ten year period. Amortization expense was $76,000 each, for the years ended December 31, 2001, 2000 and 1999.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

   The amortized cost and approximate fair value of available-for-sale securities was as follows:

                                               Gross        Gross
                                Amortized   Unrealized    Unrealized    Approximate
                                  Cost         Gains        Losses      Fair Value
                                  ----         -----        ------      ----------
2001:
----

U.S. Government agencies
  and corporations           $ 136,888,000  $  627,000  $ (1,208,000)  $ 136,307,000
Obligations of state
  and political subdivisions    44,223,000   1,175,000      (294,000)     45,104,000
                                ----------   ---------    ----------      ----------

                               181,111,000   1,802,000    (1,502,000)    181,411,000
  Less Securities Pledged
    to Repurchase Agreement     12,669,000          --            --      12,669,000
                                ----------   ---------    ----------      ----------

                             $ 168,442,000  $1,802,000  $ (1,502,000)  $ 168,742,000
                                ===========  =========    ==========     ===========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


                                               Gross        Gross
                                Amortized   Unrealized    Unrealized    Approximate
                                  Cost         Gains        Losses      Fair Value
                                  ----         -----        ------      ----------
2000:
----
U.S. Government agencies
  and corporations          $ 106,452,000 $    79,000  $   (669,000)  $105,862,000
Obligations of state and
  political subdivisions       24,232,000     322,000       (67,000)    24,487,000
                                ---------- ----------    ----------    -----------

                            $ 130,684,000 $   401,000  $   (736,000)  $130,349,000
                              ===========  ==========    ==========    ===========

   Maturities of available-for-sale securities at December 31, 2001:

                                                 Amortized     Approximate
                                                   Cost         Fair Value
                                                   ----         ----------

     One year or less                          $    388,000   $    396,000
     After one year through five years            7,080,000      7,339,000
     After five years through ten years          11,602,000     11,777,000
     After ten years                            162,041,000    161,899,000
                                                -----------    -----------

                                               $181,111,000   $181,411,000
                                                ===========    ===========

   The amortized cost of securities pledged as collateral, to secure notes payable, public deposits and for other purposes, amounted to $73,849,000 at December 31, 2001 and $54,168,000 at December 31, 2000. The approximate fair value of pledged securities amounted to $73,560,265 at December 31, 2001 and $53,745,000 at December 31, 2000.

   Gross gains of $1,166,000, $60,000, and $303,000 and gross losses of $68,000,
$405,000, and $37,000 resulting from sales of available-for-sale securities were realized for 2001, 2000 and 1999, respectively.

   The Company redesignated available-for-sale securities with an aggregate amortized cost of $15,405,000 to the held-to-maturity portfolio during 1999.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. As a member, the Bank has access to a $55,000,000 credit line which is secured by investment securities. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported as other investments. As discussed in Note 6, the Bank had advances outstanding at December 31, 2001 and 2000 of $55,000,000 and $28,600,000, respectively.


NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

 Categories of loans include:
                                                       2001           2000
                                                       ----           ----

   Commercial                                     $163,054,000   $ 153,727,000
   Real estate mortgage                              5,685,000       4,372,000
   Real estate construction                         36,246,000      26,955,000
   Consumer                                         33,529,000      31,754,000
                                                    ----------     -----------
                                                   238,514,000     216,808,000
   Allowance for loan losses                        (3,351,000)     (3,286,000)
                                                    ----------     -----------

   Net loans                                      $235,163,000   $ 213,522,000
                                                   ===========     ===========

 Transactions in the allowance for loan losses were as follows:

                                          2001          2000          1999
                                          ----          ----          ----

   Balance, beginning of year          $3,286,000    $2,892,000    $ 2,678,000
   Charge offs                           (463,000)     (214,000)       (27,000)
   Recoveries                              19,000       227,000         14,000
   Provision charged to operating
     expenses                             509,000       381,000        227,000
                                        ---------     ---------     ----------
   expenses

   Balance, end of year                $3,351,000    $3,286,000    $ 2,892,000
                                        =========     =========     ==========

   Impaired loans totaled $4,510,000 and $5,112,000 at December 31, 2001 and 2000, respectively. An allowance for loan losses of $681,000 and $767,000 related to impaired loans at December 31, 2001 and 2000, respectively. At December 31, 1999, all impaired loans had allocated allowances.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   Interest of $316,000 and $410,000 was recognized on average impaired loans of $4,761,000 and $4,143,000 for 2001 and 2000, respectively. Interest of $380,072 and $621,000 was recognized on impaired loans on a cash basis during 2001 and 2000, respectively.


NOTE 4:  PREMISES AND EQUIPMENT

   Major classifications of premises and equipment, stated at cost at December 31, were as follows:

                                                          2001         2000
                                                          ----         ----

   Land                                               $  150,000    $  150,000
   Building                                              750,000       750,000
   Leasehold improvements                              2,061,000     2,361,000
   Furniture and equipment                             3,230,000     3,311,000
                                                       ---------     ---------
                                                       6,191,000     6,572,000
   Less accumulated depreciation and amortization     (3,866,000)   (3,848,000)
                                                       ----------    ----------

   Net premises and equipment                         $2,325,000    $2,724,000
                                                       =========     =========


NOTE 5:  DEPOSITS

   Interest bearing deposits in denominations of $100,000 or more were $144,064,000 on December 31, 2001 and $96,938,000 on December 31, 2000.

   At December 31, 2001, the scheduled maturities of time deposits were as follows:

                   2001                               $  81,422,000
                   2002                                   3,272,000
                   2003                                   1,780,000
                   2004                                     250,000
            2005 and thereafter                             397,000
                                                        -----------
                                                      $  87,121,000
                                                        ===========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 6:  ADVANCES FROM FHLB

   The Company had advances from FHLB of $55,000,000 and $28,600,000 as of December 31, 2001 and 2000, respectively. At December 31, 2001, $20,000,000 is considered long-term.

     Maturities at December 31, 2001 are:              Amount      Interest Rate
                                                       ------      -------------

      January 7, 2002                               $  5,000,000       2.49%
      January 18, 2002                                 5,000,000       1.92%
      February 22, 2002                                5,000,000       1.96%
      March 26, 2002                                   5,000,000       1.97%
      July 26, 2002                                    5,000,000       4.00%
      October 3, 2002                                  5,000,000       2.58%
      December 31, 2002                                5,000,000       4.95%
      January 31, 2003                                 5,000,000       4.09%
      July 22, 2003                                    5,000,000       4.36%
      October 15, 2003                                 5,000,000       3.37%
      January 22, 2004                                 5,000,000       4.59%
                                                     -----------
                                                    $ 55,000,000
                                                     ===========

   The Company has an unused $3,000,000 revolving line-of-credit with a financial institution, with interest payable quarterly at prime, adjusted the same day a rate change occurs. The line-of-credit is secured by the pledge of all of the shares of capital stock of the Bank and contains standard representations, warranties and financial covenants.


NOTE 7:  GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
         DEBENTURES
                                                        2001           2000
                                                        ----           ----

     Guaranteed Preferred Beneficial Interests in
      Company's Debentures                          $ 10,304,000    $ 10,304,000
                                                     ===========     ===========

   On October 14, 1998, the Company formed a wholly-owned business trust (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The sole assets of the Trust are $10.3 million, aggregate principal amount of the Company's 9.00% Subordinated Debenture Notes due December 17, 2028, which are redeemable on or after December 17, 2003. Such securities qualify as Tier I capital for regulatory purposes.

NOTE 8:  INCOME TAXES

   The provision for income taxes consists of:

                                              2001          2000         1999
                                              ----          ----         ----

   Taxes currently payable                $1,621,000   $1,402,000    $  395,000
   Deferred income taxes                    (211,000)    (152,000)      (19,000)
                                           ---------    ---------     ---------

      Income Tax Expense                  $1,410,000   $1,250,000    $  376,000
                                           =========    =========     =========

   The tax effects of temporary differences related to deferred taxes shown in the December 31, balance sheets were:
                                                           2001         2000
                                                           ----         ----
   Deferred tax assets:
     Allowance for loan losses                         $1,146,000    $  982,000
     Accrued expenses                                     316,000        20,000
     Deferred loan fees                                    56,000        95,000
     Deferred compensation                                 85,000        67,000
     Furniture, equipment and improvements                 61,000        86,000
     Unrealized losses on available-for-sale securities        --       113,000
     State net operating loss and credit carryforwards         --       104,000
                                                        ---------     ---------
                                                        1,664,000     1,467,000
   Deferred tax liabilities:
     Federal Home Loan Bank Stock                         (79,000)      (79,000)
     Unrealized gains on available for sale securities   (112,000)           --
     Prepaid expenses                                     (77,000)           --
     Discount accretion on tax exempt municipal
       securities                                        (102,000)      (19,000)
                                                        ---------     ---------
                                                         (370,000)      (98,000)
                                                        ---------     ---------
             Net Deferred Tax Asset                    $1,294,000    $1,369,000
                                                        =========     =========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   A reconciliation of income tax expenses at the statutory rate to the Company's actual income tax is shown below:

                                               2001         2000          1999
                                               ----         ----          ----

 Computed at the statutory rate (34%)      $1,417,000   $1,387,000   $  627,000
 Increase (decrease) in income taxes
  resulting from:
   Tax-exempt interest                       (491,000)    (447,000)    (387,000)
   Amortization of goodwill                   182,000      182,000       79,000
   State income taxes, net of federal tax      61,000           --      (51,000)
    benefit
   Nondeductible interest                      49,000       48,000       40,000
   Other, net                                 192,000       80,000       68,000
                                             --------    ---------    ---------

           Income Tax Expense              $1,410,000   $1,250,000   $  376,000
                                             =========    =========    =========


NOTE 9:  EARNINGS PER SHARE

   Earnings per share (EPS) were computed as follows:

                                           Income         Shares    Per-Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  -------------   ------
     2001
     ----
       Net Income                        $2,755,000      2,400,709
         Basic earnings per share                                      $ 1.15
                                                                        =====

       Effect of dilutive securities:
         Stock options                           --        242,634
                                          ---------      ---------

       Diluted earnings per share        $2,755,000      2,643,343     $ 1.04
                                          =========      =========      =====

     2000
     ----
       Net Income                        $2,829,000      2,387,901
         Basic earnings per share                                      $ 1.18
                                                                        =====

       Effect of dilutive securities:
         Stock options                           --        209,658
                                          ---------      ---------

       Diluted earnings per share        $2,829,000      2,597,559     $ 1.09
                                          =========      =========      =====

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


                                           Income         Shares    Per-Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  -------------   ------
     1999
     ----
       Net Income                        $  1,468,000    2,352,540
         Basic earnings per share                                      $ .62
                                                                        ====

       Effect of dilutive securities:
         Stock options                             --      296,933
                                          -----------    ---------

       Diluted earnings per share        $  1,468,000    2,649,473     $ .55
                                          ===========    =========      ====

Options to purchase 94,955, 241,052 and -0-, shares of common stock at option prices per share ranging from $ 11.38 to $13.13 were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


NOTE 10:  COMMITMENTS AND CREDIT RISKS

   The Bank grants commercial, residential, and other installment loans to customers throughout the state of Colorado and, in addition, invests in municipal obligations of various entities in the state.

   Lines-of-credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines-of-credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines-of-credit as it does for balance sheet instruments.

   At December 31, 2001 and 2000, the Bank had granted unused lines-of-credit to borrowers aggregating approximately $83,806,000 and $74,434,000, respectively. At December 31, 2001, unused lines-of-credit consisted of approximately $80,378,000 for commercial lines and $3,428,000 for open-end consumer lines.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

   The Bank had total outstanding letters of credit amounting to $3,498,696 and $3,103,906 at December 31, 2001 and 2000, respectively, with terms ranging from 15 days to two years.

   At December 31, 2001 and 2000, the Bank had outstanding commitments to originate loans aggregating approximately $13,632,800 and $7,515,500, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.


NOTE 11:  OPERATING LEASES

   The Bank leases numerous premises under noncancelable leases that expire from 2004 to 2008. Several of the leases contain various renewal option clauses for additional terms and provide for periodic rental adjustments based on the Consumer Price Index.

   The estimated future minimum lease payments under noncancelable operating leases at December 31, 2001 were as follows:

                2002                               $  551,000
                2003                                  448,000
                2004                                  295,000
                2005                                  121,000
                2006                                   40,000
             Thereafter                               111,000
                                                    ---------

      Total future minimum lease payments          $1,566,000
                                                    =========

   Total rental expense for all operating leases including certain cancelable equipment leases, was $799,000, $759,000, and $690,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 12:  EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

401(K) PROFIT SHARING PLAN

   The Company provides a 401(k) profit sharing plan for its employees, contributing annually to a profit sharing trust. All employees who are at least 21 years old and who have been employed by the Company for at least one year are eligible to participate. Total contributions were approximately $361,000, $323,000, and $304,000 in 2001, 2000 and 1999, respectively. Effective for the year beginning January 1, 1999, the Company matches 100% of the first 3% of the participants' contributions and 50% of the next 2% of participant contributions. These employer matching contributions are 100% vested. Prior to 1999, the Company matched 50% of the first 6% of the participants' contributions. Additional bonus profit sharing contributions may be made at the discretion of the Board of Directors. The Company's pre-1999 and all bonus profit sharing matching contributions are 20% vested after the participant has completed two years of service, with 20% incremental increases in vesting for each of the next four years.

NON-EMPLOYEE DIRECTOR EQUITY COMPENSATION PLAN

   During the year ended December 31, 1994, the Company adopted a Non-Employee Director Equity Compensation Plan (Compensation Plan) effective January 1, 1995. The Compensation Plan provides for the initial authorization of 50,000 shares of common stock. Under the provisions of the Compensation Plan, the directors are compensated annually $7,500 for 2001, 2000 and 1999, provided certain performance measures are met. The directors have the option of accepting the Company's common stock in lieu of cash compensation. If the director opts for common stock, the number of shares issued is determined on the first business day of the year. The director has voting rights on the common stock issued as compensation; however, the common stock is restricted until the director has met all performance measures. In January 2001, 2000 and 1999, the Company issued 2,484, 2,284 and 2,500 common shares, respectively, pursuant to the Compensation Plan at exercise prices of $12.06, $13.13 and $12.00 respectively.

INCENTIVE PLAN

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

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   A summary of the status of the Incentive Plan at December 31, and changes during the year is presented below:

                               2001                2000               1999
                       -------------------  -----------------  -----------------
                                 Weighted            Weighted           Weighted
                                  Average            Average             Average
                                 Exercise            Exercise           Exercise
                        Shares     Price    Shares    Price    Shares     Price
                        ------     -----    -----     -----    ------     -----
Outstanding, beginning
 of year                511,200  $    7.12  473,800  $   6.50  479,200  $   6.16
Granted                  64,100      11.32   54,400     12.38   23,400     12.50
Exercised                (7,400)      5.00  (13,300)     5.26  (26,900)     5.20
Forfeited                (9,100)     10.74   (3,700)    11.82   (1,900)     9.48
                        -------             -------            -------

Outstanding, end of
 year                   558,800  $    7.57  511,200  $   7.12  473,800  $   6.50
                       ========             =======            =======

Options exercisable,
end
 of year                498,700             467,500            444,000

   The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                          2001           2000           1999
                                          ----           ----           ----

   Dividend per share                  $    0         $    0        $    0
   Risk-free interest rate                  4.40%          4.98%         6.55%
   Expected life of options                 4 years        4 years      10 years

   Weighted-average fair value of
     options granted during year       $    3.54      $    4.52      $    7.86

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   The following table summarizes information about stock options under the Incentive Plan outstanding at December 31, 2001:


                             Options Outstanding             Options Exercisable
                      ----------------------------------     -------------------
                                   Weighted
                                   Average      Weighted                Weighted
                                  Remaining      Average                 Average
      Range of        Number     Contractual    Exercise      Number    Exercise
  Exercise Prices   Outstanding     Life          Price     Exercisable   Price
  ---------------   -----------     ----          -----     -----------   -----
 $        4.50         154,000     1 years       $   4.50     154,000   $  4.50
 $        4.00          11,000     2 years       $   4.00      11,000   $  4.00
 $    3.75 to $3.81     16,000     3 years       $   3.76      16,000   $  3.76
 $        5.38         144,500     4 years       $   5.38     144,500   $  5.38
 $        7.63          21,500     5 years       $   7.63      21,500   $  7.63
 $       11.75          36,300     6 years       $  11.75      36,300   $ 11.75
 $       11.38          39,100     7 years       $  11.38      39,100   $ 11.38
 $       12.50          20,300     8 years       $  12.50      20,300   $ 12.50
 $       12.38          52,000     9 years       $  12.38      34,667   $ 12.38
 $   10.50 to $12.25    64,100    10 years       $  11.32      21,367   $ 11.32

DIRECTORS' PLAN

   The Company also adopted a Non-Employee Directors' Stock Option Plan (Directors' Plan) in December 1992. An aggregate of 22,000 shares of common stock were reserved for issuance under the Directors' Plan. Effective June 6, 2001, the shareholders approved an increase of 20,000 share for the Directors' Plan. Non-employee directors are automatically granted options to purchase 500 common shares during each fiscal year following election to the Board. The Board of Directors, or a committee consisting of such board members or other persons as may be appointed by the Board, administer the Directors' Plan. The Directors' Plan is currently administered by the Board of Directors. Each option under the Directors' Plan expires five years from the date of grant.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   A summary of the status of the Directors' Plan at December 31, and changes during the year is presented below:

                                   2001               2000             1999
                       -------------------- ------------------ -----------------
                                 Weighted            Weighted             Weighted
                                  Average             Average              Average
                                 Exercise            Exercise             Exercise
                        Shares     Price     Shares    Price     Shares     Price
                        ------     -----     ------    -----     ------     -----

Outstanding, beginning
 of year                  9,000 $  11.68       8,000 $   10.86    9,000   $   8.74
Granted                   2,000    10.05       2,000     11.88    2,000      13.13
Exercised                (1,500)    8.00      (1,000)     5.50   (2,500)      4.95
Forfeited                    --      --           --       --      (500)     12.07
                        -------              -------            -------

Outstanding, end of
 year                  $  9,500 $  11.92       9,000 $   11.68    8,000   $  10.86
                        =======              =======            =======

Options exercisable,
 end of year              7,500                7,000              6,000

   The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                    2001             2000             1999
                                    ----             ----             ----

   Dividend per share           $    0           $    0           $    0
   Risk-free interest rate           4.40%            4.98%            6.55%
   Expected life of options          4 years          4 years          4 years

   Weighted-average fair value  $    3.54        $    4.52        $    5.05
    of options granted during
   year

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   The following table summarizes information about stock options under the Directors' Plan outstanding at December 31, 2001:


                             Options Outstanding             Options Exercisable
                      ----------------------------------     -------------------
                                   Weighted
                                   Average      Weighted                Weighted
                                  Remaining      Average                Average
      Range of        Number     Contractual    Exercise     Number     Exercise
  Exercise Prices   Outstanding     Life          Price    Exercisable   Price
  ---------------   -----------     ----          -----    -----------   -----

     $12.07          1,500       1 years       $ 12.07        1,500       $12.07
     $12.50          2,000       2 years       $ 12.50        2,000       $12.50
     $13.13          2,000       3 years       $ 13.13        2,000       $13.13
     $11.88          2,000       4 years       $ 11.88        2,000       $11.88
     $10.05          2,000       5 years       $ 10.05           --           --

OPTION BONUS PLAN

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

   A summary of the status of the Bonus Plan at December 31, and changes during the year is presented below:

                                   2001               2000            1999
                       -------------------- ------------------ -----------------
                                 Weighted            Weighted             Weighted
                                  Average             Average              Average
                                 Exercise            Exercise             Exercise
                        Shares     Price     Shares    Price     Shares     Price
                        ------     -----     ------    -----     ------     -----
Outstanding, beginning
 of year                 213,658  $   10.16  212,566  $  10.15    207,715 $   10.07
Granted                   19,912      11.25    6,304     12.38      4,851     13.13
Exercised                     --       --     (5,212)    11.38         --      --
Forfeited                     --       --         --       --          --      --
                         -------            --------             --------

Outstanding, end of
year                     233,570  $   10.26  213,658  $  10.16    212,566 $   10.15
                        ========            ========             ========

Options exercisable,
end of year              213,658             207,354              207,715

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   The fair value of each option granted is estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                    2001             2000             1999
                                    ----             ----             ----

   Dividend per share           $    0           $    0           $    0
   Risk-free interest rate           4.40%            4.98%            6.55%
   Expected life of options          4 years          4 years          4 years

   Weighted-average fair value  $    3.54        $    4.52        $    5.05
    of options granted during
    year

   The following table summarizes information about stock options under the Bonus Plan outstanding at December 31, 2001:

                             Options Outstanding             Options Exercisable
                      ----------------------------------     -------------------
                                   Weighted
                                   Average      Weighted                Weighted
                                  Remaining      Average                Average
      Range of        Number     Contractual    Exercise     Number     Exercise
  Exercise Prices   Outstanding     Life          Price    Exercisable   Price
  ---------------   -----------     ----          -----    -----------   -----

          $7.63         72,802     5 years      $   7.63     72,802     $ 7.63
         $11.75          5,784     6 years      $  11.75      5,784     $11.75
         $11.38        123,917     7 years      $  11.38    123,917     $11.38
         $12.50          4,851     8 years      $  13.13      4,851     $12.50
         $12.38          6,304     9 years      $  12.38      6,304     $12.38
         $11.25         19,912    10 years      $  11.25         --     $   --

   The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans, and no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $189,000, $150,000 and $102,000 in 2001, 2000 and
1999, respectively. In addition, the Company's basic earnings per share would have decreased by $.08 per share, $.06 per share and $.04 per share in 2001, 2000 and 1999, respectively. Diluted earnings per share would have decreased $.07 per share, $.06 per share and $.04 per share in 2001, 2000 and 1999, respectively.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 13:  OTHER OPERATING EXPENSES

   Other operating expenses consist of the following:

                                           2001          2000           1999
                                           ----          ----           ----

   Professional services              $  969,000    $  818,000     $  990,000
   Credit card                           424,000       442,000        445,000
   Legal and accounting                  644,000       360,000        210,000
   Advertising and promotion             468,000       291,000        263,000
   Postage and delivery                  281,000       242,000        238,000
   Software maintenance and
      amortization                       103,000        99,000        102,000
   Service charges                       220,000       193,000        199,000
   Supplies                              266,000       205,000        234,000
   Insurance and bonds                   146,000       136,000        140,000
   Telephone                             204,000       183,000        165,000
   Printing                              158,000       166,000        192,000
   Travel and entertainment              117,000       162,000        122,000
   Dues and subscriptions                116,000        97,000        113,000
   Deposit insurance                      60,000       103,000         31,000
   Amortization of debt issuance costs    76,000        76,000         76,000
   Other operating expenses              527,000       455,000        448,000
   Merger cost                                --            --        325,000
                                       ---------     ---------      ---------

                                      $4,779,000    $4,028,000     $4,293,000
                                       =========     =========      =========


NOTE 14:  TRANSACTIONS WITH RELATED PARTIES

   At December 31, 2001 and 2000, the Bank had loans outstanding to shareholders, executive officers, and directors of the Company and their affiliates, in the amount of $1,784,000 and $3,219,000, respectively. New loans made to shareholders, executive officers, and directors of the Company and their affiliates approximated $439,000 and $1,769,000, and repayments approximated $1,874,000 and $1,856,000 for the years ended December 31, 2001 and 2000, respectively.

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

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


   From time to time, the Bank purchases loans from a locally owned mortgage company until the mortgage company sells the loans into the secondary mortgage market. The loans are then sold back to the mortgage company. Initially, the Bank receives interest during its holding period of prime plus .50%. All origination fees and interest on the loan in excess of the rate payable to the Bank are retained by the mortgage company. If the mortgage is not sold within specified periods, the Bank is entitled to receive all of the interest paid on the mortgage from inception and may be entitled to receive all or a portion of the origination fees. The mortgage company provides loan servicing during the period that the mortgage is held by the Bank. During the years ended December 31, 2001, 2000 and 1999, the Bank earned interest income on such loans of $102,000, $10,000 and $28,000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Bank purchased loans in the amounts of $33,585,000, $4,754,000 and $9,389,000 and sold loans in the amount of $31,548,000,
$4,754,000 and $13,674,000, respectively. All loans sold back to the mortgage company are without recourse to the Bank. The Chairman of the Board of the Bank is a director and treasurer of the mortgage company.

   During the year ended December 31, 2001, the Bank entered into secured lending transactions with one of its directors. The balance outstanding at year-end was $12,669,000. The Bank incurred interest expense of $38,408 for the year ended December 31, 2001.


NOTE 15:  ADDITIONAL CASH FLOW INFORMATION

ADDITIONAL CASH PAYMENT INFORMATION

                                          2001          2000           1999
                                          ----          ----           ----

   Income taxes paid (net of refunds)  $  1,385,000  $ 1,020,000    $    783,000
                                        ===========   ==========     ===========

   Interest paid                       $ 11,275,000  $11,930,000    $  9,540,000
                                        ===========   ==========     ===========

NON-CASH INVESTING ACTIVITIES

   Reclassification of securities
   from available-
    for-sale to held-to-maturity at
   fair value                          $          0  $         0    $ 15,434,000
                                        ===========   ==========     ===========

   Real estate acquired in settlement
    of loans                           $    153,000  $         0    $          0
                                        ===========   ==========     ===========

   Sale and financing of foreclosed
   assets                              $     42,000  $         0    $          0
                                        ===========   ==========     ===========

   Reclassification of securities
   from held-to-maturity to
   available-for-sale at fair value    $          0  $31,264,000    $  6,940,000
                                        ===========   ==========     ===========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

   Financial statements of the parent company, Union Bankshares, Ltd., are shown below and should be read in conjunction with the consolidated financial statements.

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                      2001            2000
                                                      ----            ----

  Cash                                            $ 5,783,000     $ 3,477,000
  Available-for-sale securities                            --       2,246,000
  Investment in subsidiary                         30,035,000      26,607,000
  Goodwill                                          1,816,000       2,042,000
  Accrued interest receivable                              --          45,000
  Other assets                                        525,000         600,000
                                                   ----------      ----------

          Total Assets                            $38,159,000     $35,017,000
                                                   ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Guaranteed preferred beneficial interest in     $10,304,000     $10,304,000
   Company's debentures
  Accrued interest payable                             39,000          39,000
  Other liabilities                                   394,000         514,000
                                                   ----------      ----------
          Total Liabilities                        10,737,000      10,857,000
                                                   ----------      ----------


STOCKHOLDERS' EQUITY
  Common stock                                          2,000           2,000
  Additional paid-in capital                       10,066,000       9,987,000
  Retained earnings                                17,166,000      14,393,000
  Unrealized gains on subsidiary's
     available-for-sale securities                    188,000        (222,000)
                                                   ----------      ----------

          Total Stockholders' Equity               27,422,000      24,160,000
                                                   ----------      ----------

          Total Liabilities and Stockholders'
             Equity                               $38,159,000     $35,017,000
                                                   ==========      ==========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


                         CONDENSED STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                          2001           2000          1999
                                          ----           ----          ----
OPERATING INCOME
  Dividends from subsidiary           $ 1,400,000    $ 1,400,000   $ 1,400,000
  Gain on sale of securities               85,000            --             --
  Interest income                          65,000        167,000       172,000
                                       ----------     ----------    ----------
          Total Operating Income        1,550,000      1,567,000     1,572,000
                                       ----------     ----------    ----------

OPERATING EXPENSES
  Interest                                927,000        927,000       925,000
  Amortization of goodwill                226,000        226,000       226,000
  Salaries and employee benefits          726,000        835,000       696,000
  Occupancy and equipment                 167,000        115,000        88,000
  Other                                   743,000        687,000       919,000
                                       ----------     ----------    ----------
          Total Operating Expenses      2,789,000      2,790,000     2,854,000
                                       ----------     ----------    ----------

(LOSS) BEFORE EQUITY IN
 UNDISTRIBUTED  EARNINGS OF
 SUBSIDIARY, INCOME TAX BENEFIT        (1,239,000)    (1,223,000)   (1,282,000)

EQUITY IN UNDISTRIBUTED
 EARNINGS                               3,161,000      3,031,000     2,027,000

INCOME TAX BENEFIT                        833,000      1,021,000       723,000
                                       ----------      ----------    ----------

NET INCOME                            $ 2,755,000    $ 2,829,000     1,468,000
                                       ==========     ==========    ==========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


                       CONDENSED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  2001          2000         1999
                                                  ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $2,755,000     $2,829,000  $1,468,000
  Adjustments  to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Amortization                                301,000        302,000     302,000
      Gain on sale of securities                  (85,000)            --          --
  Change in:
      Other assets                                                65,000    (171,000)
      Accrued interest receivable                  45,000          8,000     (16,000)
      Equity in undistributed earnings of      (3,000,000)    (2,937,000) (1,985,000)
        subsidiary
      Other liabilities                          (120,000)       134,000     259,000
                                                ---------      ---------   ---------
          Net Cash Provided by (used in)         (104,000)       401,000    (143,000)
                                                ---------      ---------   ---------
            Operating Activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities           --     (2,246,000) (3,612,000)
  Proceeds from sale and maturities of
   available-for-sale securities                2,331,000      3,612,000   2,685,000
                                                ---------      ---------   ---------
         Net Cash Provided by (used in)
         Investing Activities                   2,331,000      1,366,000    (927,000)
                                                ---------      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock           79,000        165,000     183,000
                                                ---------      ---------   ---------
         Net Cash Provided by Financing
         Activities                                79,000        165,000     183,000
                                                ---------      ---------   ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           2,306,000      1,932,000    (887,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                              3,477,000      1,545,000   2,432,000
                                                ---------      ---------   ---------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                   $5,783,000     $3,477,000  $1,545,000
                                                =========      =========   =========

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 17:  REGULATORY CAPITAL REQUIREMENTS

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighing, and other factors.

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

                        DECEMBER 31, 2001, 2000 AND 1999


   The Company's and the Bank's actual capital amounts and ratios are also presented in the table. In accordance with FDIC regulations, no amount has been deducted from capital for interest rate risk.

                                                                                    To be Well
                                                                                 Capitalized Under
                                                           For Capital           Prompt Corrective
                                        Actual           Adequacy Purposes       Action Provisions
                                --------------------    --------------------    -------------------
                                  Amount      Ratio       Amount       Ratio    Amount        Ratio
                                  ------      -----       ------       -----    ------        -----

AS OF DECEMBER 31, 2001:
  Total risk-based capital
  (to risk-weighted assets):
     Consolidated               $35,238,000     13.5%   $20,958,000     8.0%    $26,198,000   10.0%
     Bank                       $29,364,000     11.2%   $20,916,000     8.0%    $26,145,000   10.0%
  Tier I risk-based capital
  (to risk-weighted assets):
     Consolidated               $28,534,000     10.9%   $10,479,000     4.0%    $15,719,000    6.0%
     Bank                       $26,109,000     10%     $10,458,000     4.0%    $15,687,000    6.0%
  Tier I leverage capital
  (to adjusted total assets):
     Consolidated               $28,534,000      6.5%   $17,556,000     4.0%    $21,944,000    5.0%
     Bank                       $22,109,000      6%     $17,533,000     4.0%    $21,916,000    5.0%

AS OF DECEMBER 31, 2000:
  Total risk-based capital
  (to risk-weighted assets):
     Consolidated               $31,731,000     12.7%   $20,070,000     8.0%    $25,088,000   10.0%
     Bank                       $25,785,000     10.7%   $19,221,000     8.0%    $24,026,000   10.0%
  Tier I risk-based capital
  (to risk-weighted assets):
     Consolidated               $26,417,000     10.5%   $10,035,000     4.0%    $15,053,000    6.0%
     Bank                       $22,778,000      9.5%   $ 9,610,000     4.0%    $14,415,000    6.0%
  Tier I leverage capital
  (to adjusted total assets):
     Consolidated               $26,417,000      7.3%   $14,497,000     4.0%    $18,121,000    5.0%
     Bank                       $22,778,000      6.3%   $14,578,000     4.0%    $18,223,000    5.0%

   The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2001, approximately $7,940,000 of retained earnings were available for dividend declaration without prior regulatory approval.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 18:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                             December 31, 2001             December 31, 2000
                                        ---------------------------    -------------------------
                                          Carrying                      Carrying
                                           Amount     Fair-Value         Amount    Fair Value
                                           ------     ----------         ------    ----------
FINANCIAL ASSETS
  Cash and due from banks               $ 15,512,000   $ 15,512,000   $ 19,551,000   $ 19,551,000
  Available-for-sale securities          181,411,000    181,411,000    130,349,000    130,349,000
  Other investments                        2,750,000      2,750,000      2,430,000      2,430,000
  Interest receivable                      2,308,000      2,308,000      3,170,000      3,170,000
  Loans, net of allowance for
    loan losses                          235,163,000    238,161,000    213,522,000    212,095,000

FINANCIAL LIABILITIES
  Deposits                               333,207,000    334,029,000    315,329,000    315,475,000
  Advances from FHLB                      55,000,000     55,267,000     28,600,000     28,600,000
  Guaranteed Preferred
    Beneficial Interests
    in Company's Debentures               10,304,000     10,304,000     10,304,000     10,304,000
  Federal funds purchased and
    securities sold under
    repurchase agreements                 19,169,000             --             --
  Interest payable                           270,000        270,000        433,000        433,000

UNRECOGNIZED FINANCIAL
INSTRUMENTS (net of contract amount):
    Commitments to extend credit                  --             --             --             --
    Letters of credit                             --             --             --             --
    Lines-of-credit                               --             --             --             --

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

CASH AND CASH EQUIVALENTS

   For these short-term instruments, the carrying amount approximates fair value.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

   For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

ADVANCES FROM FHLB

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

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines-of-credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

                             UNION BANKSHARES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 19:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 will result in no longer requiring the amortization of goodwill, which will increase net income by $539,000 per year. Additionally, the standard requires a transitional and annual evaluation of goodwill impairment, the impact of applying this aspect of the standard has not yet been determined.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNION BANKSHARES, LTD.


Date:  March 28, 2002      By:  /S/ CHARLES R. HARRISON
                              -----------------------------
                              Charles R. Harrison, Chairman of the Board, Chief Executive Officer and a Director

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


       Signature                                    Title                             Date
       ---------                                    -----                             ----

/S/ CHARLES R. HARRISON                  Chairman of the Board, Chief             March 28, 2002
-----------------------------------      Executive Officer and a Director
Charles R. Harrison
                                         (Principal Executive Officer)


/S/ BRUCE E. HALL                        Vice President-Finance, Secretary,       March 28, 2002
-----------------------------------
Bruce E. Hall                            Treasurer and a Director (Principal
                                         Financial and Accounting Officer)


/S/ WAYNE T. BIDDLE                      Director                                 March 28, 2002
-----------------------------------
Wayne T. Biddle


/S/ HAROLD R. LOGAN, JR.                 Director                                 March 28, 2002
-----------------------------------
Harold R. Logan, Jr.


/S/ RALPH D. JOHNSON                     Director                                 March 28, 2002
-----------------------------------
Ralph D. Johnson


/S/ RICHARD C. SAUNDERS                  Director                                 March 28, 2002
-----------------------------------
Richard C. Saunders


/S/ HERMAN J. ZUECK                      Director                                 March 28, 2002
-----------------------------------
Herman J. Zueck


/S/ CHARLES B. WORTHINGTON               Director                                 March 28, 2002
-----------------------------------
Charles B. Worthington


/S/ DONALD E. SIECKE                     Director                                 March 28, 2002
-----------------------------------
Donald E. Siecke

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

4.8      Form of Agreement as to Expenses and Liabilities +

10.1     Certificate of Incorporation of Union Bank & Trust Company *

10.2     Bylaws of Union Bank & Trust Company *

10.3     Lease Agreement, dated July 1, 1994, between Lichtenberg Corporation of Delaware and the
         Bank ***

10.4     Form of Employment Agreement *

10.5     Equity Incentive Plan *

10.6     2003 Equity Incentive Plan******

10.7     Nonemployee Directors' Stock Option Plan *

10.8     Agreement between Union Bank & Trust and Colorado Bankers Mortgage, Inc.*

10.9     Nonemployee Directors Equity Compensation Plan **

10.10    Amended Shareholders' Agreement **



10.11    Agreement between Union Bank & Trust and Colorado National Bank ***

10.12    Loan Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's First
         National Bank of Kansas City ****

10.13    Line of Credit Agreement between Union Bankshares, Ltd., Union Bank & Trust and Boatmen's
         First National Bank of Kansas City *****

10.14    Option Bonus Plan *****

10.15    Agreement and Plan of Merger, dated August 27, 1998, among Union Bank & Trust Company, LSB
         Acquisition Corp. and Lakewood State Bank +

10.16    Loan Agreement among Union Bankshares, Ltd., Union Bank & Trust and Exchange National Bank ++

10.17    Agreement and Plan of Reorganization, dated August 9, 1999, among Gold Banc Corporation,
         Inc., Gold Banc Acquisition Corporation VIII, Inc., and Union Bankshares, Ltd.+++

10.18    Mutual Termination Agreement, dated March 17, 2000, among Gold Banc Corporation, Inc., Gold
         Banc Acquisition Corporation VIII, Inc. and Union Bankshares, Ltd.++++

21       Subsidiaries of the Registrant ******

23.1     Consent of BKD, LLP ******



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