Form 10-Q
period 2002-03-31
UNION BANKSHARES LTD
filed 2002-05-14
CIK 895688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       ______________ TO ________________

                           Commission File No. 0-21078


                             UNION BANKSHARES, LTD.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              84-0986148
       --------------------------------            ------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days. YES  X   NO    .
                                            ---     ---

             At May 10, 2002, there were 2,410,078 shares of common
                               stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX


                                                                      PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................         3


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation............................         9

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk............................        14

PART II - OTHER INFORMATION....................................        16


SIGNATURES.....................................................        17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                               March 31,           December 31,
                        ASSETS                                   2002                  2001
                                                             (Unaudited)
                                                        --------------------   -----------------
Cash and cash equivalents:
    Cash and due from banks                                     $16,771,000         $15,512,000
    Federal funds sold                                            2,600,000                 -
                                                        --------------------   -----------------
       Total cash and cash equivalents                           19,371,000          15,512,000

    Investment securities:
       Available-for-sale securities                            165,784,000         168,742,000
       Securities pledged to repurchase agreement                 5,752,000          12,669,000
       Other  investments                                         2,750,000           2,750,000
                                                        --------------------   -----------------
                 Total investment securities                    174,286,000         184,161,000

    Loans:
       Commercial                                               167,667,000         163,054,000
       Real estate mortgage                                       3,537,000           3,648,000
       Real estate construction                                  34,958,000          36,246,000
       Consumer                                                  32,766,000          33,529,000
                                                        --------------------   -----------------
                 Total loans                                    238,928,000         236,477,000
       Less:  allowance for loan losses                         (3,395,000)         (3,351,000)
                                                        --------------------   -----------------
                                                                235,533,000         233,126,000

       Mortgage loans held for sale                               1,500,000           2,037,000

       Goodwill                                                   5,554,000           5,554,000
       Furniture, equipment and improvements, net                 2,326,000           2,325,000
       Accrued interest receivable                                2,452,000           2,308,000
       Other assets                                               2,994,000           2,363,000
                                                        --------------------   -----------------
    TOTAL ASSETS                                               $444,016,000        $447,386,000
                                                        ====================   =================

       LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
       Demand (noninterest -bearing)                            $97,382,000         $93,911,000
       NOW                                                       37,852,000          38,385,000
       Money Market                                             107,608,000          93,788,000
       Savings                                                   20,353,000          20,002,000
       Time                                                      84,265,000          87,121,000
                                                        --------------------   -----------------
                 Total deposits                                 347,460,000         333,207,000

    Borrowings under securities repurchase agreement              5,752,000          12,669,000
    Advances from FHLB                                           50,000,000          55,000,000
    Guaranteed preferred beneficial interests in
       Company's debentures                                      10,304,000          10,304,000
    Federal funds purchased                                               0           6,500,000
    Accrued interest payable                                        282,000             270,000
    Other liabilities                                             2,230,000           2,014,000
                                                        --------------------   -----------------
                 Total liabilities                              416,028,000         419,964,000


    Stockholders' equity
       Common stock                                                   2,000               2,000
       Additional paid in capital                                10,066,000          10,066,000
       Retained earnings                                         17,812,000          17,166,000
       Unrealized appreciation (depreciation) on
         available for sale securities, net of tax                  108,000             188,000
                                                        --------------------   -----------------
                 Total stockholders' equity                      27,988,000          27,422,000
                                                        --------------------   -----------------
                                                        --------------------   -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $444,016,000        $447,386,000
                                                        ====================   =================

                 See Notes to Consolidated Financial Statements

     UNION BANKSHARES, LTD. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                                             MARCH 31,
                                                                                 --------------------------------------
                                                                                             2002                 2001


INTEREST INCOME:
     Interest and fees on loans                                                        $4,299,000           $5,323,000
     Interest on investment securities:
         U.S. government agencies and corporations                                         39,000            1,608,000
         States and other political subdivisions                                        2,385,000              367,000
     Interest on federal funds sold
         and interest bearing deposits at other banks                                       7,000              105,000
                                                                                 -----------------   ------------------
                   Total interest income                                                6,730,000            7,403,000

INTEREST EXPENSE:
     Interest on deposits                                                               1,475,000            2,223,000
     Interest on federal funds purchased                                                   61,000                  -
     Interest on notes payable                                                            673,000              625,000
                                                                                 -----------------   ------------------
                   Total interest expense                                               2,209,000            2,848,000
                                                                                 -----------------   ------------------
NET INTEREST INCOME BEFORE PROVISION FOR
     LOAN LOSS                                                                          4,521,000            4,555,000
PROVISION FOR LOAN LOSS                                                                    75,000               89,000
                                                                                 -----------------   ------------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS                                                                          4,446,000            4,466,000
NONINTEREST INCOME:
     Service charges                                                                      235,000              216,000
     Gain on sale of securities available for sale                                        151,000               13,000
     Other                                                                                188,000              160,000
                                                                                 -----------------   ------------------
                   Total non interest income                                              574,000              389,000
                                                                                 -----------------   ------------------
NONINTEREST EXPENSE:
     Salaries and employee benefits                                                     2,337,000            2,196,000
     Amortization of goodwill                                                                   0              135,000
     Occupancy and equipment                                                              499,000              512,000
     Other                                                                              1,261,000            1,089,000
                                                                                 -----------------   ------------------
                   Total non interest expense                                           4,097,000            3,932,000
                                                                                 -----------------   ------------------

INCOME BEFORE INCOME TAX EXPENSE                                                          923,000              923,000
INCOME TAX EXPENSE                                                                        277,000              295,000
                                                                                 -----------------   ------------------
NET INCOME                                                                               $646,000             $628,000
                                                                                 =================   ==================

EARNINGS PER COMMON SHARE  BASIC
     Net income per share                                                                   $0.27                $0.26
                                                                                 =================   ==================
     Weighted average number of common shares outstanding                               2,410,078            2,399,376
                                                                                 =================   ==================

EARNINGS PER COMMON SHARE DILUTED
     Net income per share                                                                   $0.24                $0.23
                                                                                 =================   ==================
     Weighted average number of common shares outstanding                               2,639,996            2,685,206
                                                                                 =================   ==================

                 See Notes to Consolidated Financial Statements

UNION  BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

 (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March  31,
                                                                   -----------------------------------------
                                                                                2002                   2001
                                                                   ------------------    -------------------

NET  INCOME                                                                $646,000               $628,000


OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income taxes of
  $8,000 and $400,000, respectively.                                         15,000                779,000


LESS:  reclassification adjustment for realized
  (gain)  losses included in net income, net of
  income  taxes of ($56,000) and ($5,000), respectively.                    (95,000)                (8,000)


                                                                   ------------------    -------------------
COMPREHENSIVE INCOME                                                       $566,000             $1,399,000
                                                                   ==================    ===================


                 See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED



(UNAUDITED)

                                                                       MARCH      31,
                                                         ------------------------------------
                                                                    2002                2001
                                                                    ----                ----

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                $574,000         ($4,374,000)
                                                               ---------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of available-for-sale
       securities                                             10,979,000           5,773,000
    Proceeds from sale of available-for-sale
       securities                                             17,691,000          58,546,000
    Purchase of available-for-sale securities                (19,372,000)        (73,635,000)
    Net increase in loans                                     (1,743,000)         (2,364,000)
    Purchase of furniture and equipment                         (106,000)            (53,000)
                                                         ------------------------------------
Net cash provided by (used in) investing activities            7,449,000         (11,733,000)
                                                         ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits                                      14,253,000          11,148,000
    Decrease in fed funds purchased                           (6,500,000)                -
    Proceeds from issuance of notes payable                   20,000,000          80,000,000
    Principal repayments of notes payable                    (25,000,000)        (73,600,000)
    Proceeds from issuance of common stock                           -                 9,000
    Net borrowings under repurchase agreement                 (6,917,000)                -
                                                         ------------------------------------
Net cash (used in) provided by financing activities           (4,164,000)         17,557,000
                                                         ------------------------------------

Net increase in cash and cash equivalents                      3,859,000           1,450,000

Cash and cash equivalents, beginning of year                  15,512,000          19,551,000
                                                         ------------------------------------
Cash and cash equivalents, end of quarter                    $19,371,000         $21,001,000
                                                         ====================================

                 See Notes to Consolidated Financial Statements

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002



NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of March 31, 2002 and the Company's results of operations for the three months ended March 31, 2002 and 2001, statements of comprehensive income for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

The consolidated balance sheet of the Company as of December 31, 2001, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the March 31, 2001 Consolidated Financial Statements to conform to the March 31, 2002 Consolidated Financial Statements.


NOTE 2.  RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.



NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 229,918 shares purchasable pursuant to exercisable options during the three months ended March 31, 2002. Earnings per common share were affected by 285,830 shares purchasable pursuant to exercisable options during the three months ended March 31, 2001.

NOTE 4.  NOTES PAYABLE

During the first three months of 2002, the Company's subsidiary, Union Bank & Trust (the "Bank") entered into 4 advance agreements totaling $20.0 million with the Federal Home Loan Bank of Topeka bearing interest rates ranging from 1.82% to 1.96%. During this same period the Bank repaid $25.0 million of its advances from the FHLB. As of March 31, 2002, FHLB advances outstanding are $50.0 million with $5.0 million maturing each on April 22, 2002, May 10, 2002, May 23, 2002, July 26,2002, October 3, 2002 and December 31, 2002, January 31, 2003, July 22, 2003, October 15, 2003 and January 22, 2004.



NOTE 5.  GOODWILL

The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill. The effect is an increase in net income of $135,000.

Additionally, the Standard requires a transitional evaluation of goodwill impairment. This evaluation was conducted using standard valuation methodologies the result of which indicated no impairment of goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the first quarter ended March 31, 2002. The discussion is a supplement to the Consolidated Financial Statements and should be read in conjunction with those statements and footnotes.

GENERAL

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


RESULTS OF OPERATIONS

OVERVIEW: Union Bankshares, Ltd. (the "Company") reported net income of $646,000 for the quarter ended March 31, 2002, an increase of 2.9% from net income of $628,000 for the first quarter of 2001. 2002 first quarter earnings were positively impacted by a $138,000 increase in gain on sale of securities available for sale, a $14,000 decrease in provision for loan loss, a $47,000 increase in other noninterest income, a $135,000 decrease in amortization of goodwill and an $18,000 decrease in income tax expense. These improvements were offset by a $34,000 decrease in net interest income and a $300,000 increase in the other categories of noninterest expense. Net income per share (diluted) was $.24 for the three months ended March 31, 2002 compared to $.23 per share (diluted) for the 2001 period. Return on average assets and average equity were .58% and 9.34%, respectively, for the first quarter of 2002 compared to .66% and 10.18%, respectively, for the first quarter of 2001.

During the first quarter of 2002, the loan portfolio at Union Bank & Trust (the "Bank") increased $2.5 million, its mortgage loans held for sale decreased $0.5 million, its deposits increased $14.3 million, and its notes payable decreased $5.0 million.

INTEREST INCOME: Interest income decreased $673,000, or 9.1%, to $6,730,000 for the first quarter of 2002 from $7,403,000 for the comparable 2001 period. This decrease was primarily a result of the decrease in interest rates which reflected the Federal Reserve's aggressive reductions in the federal funds rate during 2001, in response to general economic conditions, partially offset by the increase in total interest earning assets and the rate-related decline in interest expense. The Company's net yield on interest earning assets on a fully tax equivalent basis was 6.74% for the first quarter of 2002, which reflects a decrease of 196 basis points (each basis point equals 1/100 of 1%) from the comparable 2001 period. The average yield on loans decreased from 9.83% in the 2001 period to 7.34% in the 2002 period, and the average yield on securities held by the Company decreased from 6.91% in the 2001 period to 5.99% in the 2002 period. Interest income on loans was $1,024,000 lower in the 2002 period, interest income on securities increased $449,000 in the 2002 period, and interest income on federal funds sold decreased $98,000 in the 2002 period.

INTEREST EXPENSE: Interest expense decreased $639,000, or 22.4%, to $2,209,000 for the quarter ended March 31, 2002 from $2,848,000 for the quarter ended March 31, 2001. This decrease is primarily due to a decrease of $748,000 in interest expense on deposits offset by an increase of $48,000 in interest expense on notes payable to the Federal Home Loan Bank of Topeka ("FHLB") and a increase of $61,000 in interest expense on federal funds purchased. Average rates paid on interest bearing deposits decreased 150 basis points to 2.45% in the first quarter of 2002 from 3.95% in the first quarter of 2001.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,521,000 for the quarter ended March 31, 2002, a decrease of $34,000, or 0.7%, over the first quarter of 2001. Net interest margin decreased 84 basis points from 5.43% in the 2001 period to 4.59% in the 2002 period. The decrease in net interest income is primarily due to a $1,024,000 decrease in interest income on loans, a $98,000 decrease in interest income on federal funds sold and a $639,000 decrease in interest expense, partially offset by a $449,000 increase in interest income on investment securities. The Company's average cost of funds decreased 155 basis points to 2.80% in the first quarter of 2002 from 4.35% in the first quarter of 2001. The Company's average yield on interest earning assets decreased 196 basis points in the 2002 period from 8.70% in the 2001 period to 6.74%.

NONINTEREST INCOME: Noninterest income increased $185,000, or 47.6%, for the quarter ended March 31, 2002 to $574,000 from $389,000 for the quarter ended March 31, 2001. This increase was primarily due to a $138,000 increase in the gain on sale of securities available for sale, a $19,000 increase in service charges and an increase of $28,000 in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $165,000, or 4.2%, for the first quarter of 2002 to $4,097,000 compared to $3,932,000 in the first quarter of 2001. This increase was primarily due to increases in salaries and benefits relating primarily to annual merit increases and small increases in several other operating expenses, partially offset by a decrease in amortization of goodwill.


LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets decreased to $444.0 million at March 31, 2002 from $447.4 million at December 31, 2001. During the quarter ended March 31, 2002 deposits increased $14.3 million to $347.5 million at March 31, 2002 from $333.2 million at December 31, 2001. None of the Company's deposits at March 31, 2002 were brokered deposits.

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

During the first quarter of 2002, the Bank borrowed $20.0 million from the FHLB with rates ranging from 1.82% to 1.96% and maturities ranging from one month to three months. The purpose for these loans was to use an alternative source of funding to fund current loan growth at a time when liquidation of a portion of the Bank's investment portfolio was not believed to be prudent. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's investment portfolio.

During the first quarter of 2002, the Bank repaid $25.0 million of the FHLB loans.

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


PROVISION FOR LOAN LOSS

The Company charged $75,000 to Provision for Loan Loss in the first quarter of 2002 and $89,000 for the comparable period in 2001. The ratio of loan loss reserve to total loans was 1.42% at March 31, 2002 and 1.42% at December 31, 2001. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

Inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance, The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management's control, and such losses may exceed current estimates. We cannot give any assurance that the Company's allowance for loan losses will be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Company. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. An increase in the Bank's provision for loan losses would negatively affect the Company's earnings.

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

Total nonperforming assets were $1,709,000 and $2,557,000 at March 31, 2002 and December 31, 2001, respectively. Other Real Estate Owned (OREO) was $0 and $0 at both March 31, 2002 and December 31, 2001. At March 31, 2002 securities available for sale totaled $165.8 million, or 95.1% of the total portfolio. Securities pledged to repurchase agreements totaled

$5.8 million, or 3.3% of the total portfolio. Other securities (investment in FHLB stock) totaled $2.8 million, or 1.6% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at estimated market value. At March 31, 2002, the market value of investments available for sale exceeded amortized cost by approximately $172,000.


MARKET RISK

Market risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to market risk as discussed in the Company's Form 10-K for the year ended December 31, 2001.

As noted in the Company's Form 10-K for the year ended December 31, 2001, management has generally sought to control the exposure of the Company's securities portfolio to rising interest rates by maintaining a position within a narrow range around an "earnings neutral position" (i.e. the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes).

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

                              Change in  Net Interest      Percent Change in Net
         Change in Rate               Income                   Interest Income
         --------------           --------------           -------------------

          +200 bp                  $ (22,000)                      (.1)%
          +100 bp                  $  44,000                        .2 %
          -100 bp                  $ (69,000)                      (.4)%
          -200 bp                  $(173,000)                      (.9)%


The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of March 31, 2002, the dollar duration of the investment portfolio was 4.98 compared to 5.34 at December 31, 2001. This decrease in dollar duration resulted from the replacement of securities which were sold, matured or called during the first quarter of 2002 with securities with slightly higher yields and similar maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non-interest income and the interest earned on the securities.

CAPITAL RESOURCES

The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

The Company's total stockholders' equity increased $566,000 to $28.0 million at March 31, 2002 from $27.4 million at December 31, 2001. This increase in stockholders' equity was due to the retention of earnings in the current year offset by the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's core capital to risk weighted assets was 12.01% at March 31, 2002 and its total qualifying capital to risk weighted assets was 13.64%. As of March 31, 2002 the Bank also exceeded the minimum regulatory risk based capital ratios.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk beginning on page 13.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: continued success of the Bank's branching strategy, general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets relating to terrorist activities and the response thereto, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors detailed in the Company's Forms 10-K,10-Q, and 8-K filed with the Securities and Exchange Commission.

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

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  Exhibit
  Number                            Description of Exhibit
-------------        ----------------------------------------------------------

   10.1 Second Amended and Restated Shareholders' Agreement of Union Bankshares, Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  UNION BANKSHARES, LTD.
                                  (Registrant)




May 10, 2002                      /S/ BRUCE E. HALL
                                  -------------------------------------

                                  Bruce E. Hall
                                  Vice President, Treasurer and
                                     Secretary
                                  (Authorized Officer and Principal
                                  Financial Officer of the Registrant)