Form 10-Q
period 2002-06-30
UNION BANKSHARES LTD
filed 2002-08-14
CIK 895688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                           Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                       84-0986148
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
                                                        ------   ----

  At August 13, 2002, there were 2,410,078 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX

                                                                         PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.....................................1

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...............................................6

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk.......................................12

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.....13

         Item 6.  Exhibits and Reports on Form 8-K........................13


SIGNATURES................................................................18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS


                                                            JUNE  30,      DECEMBER 31,
                       ASSETS                                 2002             2001
                                                          (UNAUDITED)
                                                      ------------------ ----------------
Cash and cash equivalents:
    Cash and due from banks                                 $21,371,000      $15,512,000
    Federal funds sold                                       20,300,000                -
                                                      ------------------ ----------------
       Total cash and cash equivalents                       41,671,000       15,512,000

    Investment securities:
       Available-for-sale securities                        147,025,000      168,742,000
       Securities pledged to repurchase agreement            22,358,000       12,669,000
       Other  investments                                     2,750,000        2,750,000
                                                      ------------------ ----------------
                 Total investment securities                172,133,000      184,161,000

    Loans:
       Commercial                                           167,552,000      163,054,000
       Real estate mortgage                                   3,468,000        3,648,000
       Real estate construction                              25,108,000       36,246,000
       Consumer                                              35,304,000       33,529,000
                                                      ------------------ ----------------
                 Total loans                                231,432,000      236,477,000
       Less:  allowance for loan losses                      (3,418,000)      (3,351,000)
                                                      ------------------ ----------------
                                                            228,014,000      233,126,000

       Mortgage loans held for sale                                   -        2,037,000

       Goodwill                                               5,554,000        5,554,000
       Furniture, equipment and improvements, net             2,423,000        2,325,000
       Accrued interest receivable                            2,201,000        2,308,000
       Other assets                                           1,826,000        2,363,000
                                                      ------------------ ----------------
    TOTAL ASSETS                                           $453,822,000     $447,386,000
                                                      ================== ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
       Demand (noninterest -bearing)                        $94,833,000      $93,911,000
       NOW                                                   41,384,000       38,385,000
       Money Market                                         110,234,000       93,788,000
       Savings                                               20,076,000       20,002,000
       Time                                                  77,748,000       87,121,000
                                                      ------------------ ----------------
                 Total deposits                             344,275,000      333,207,000

    Borrowings under securities repurchase agreement         22,358,000       12,669,000
    Advances from FHLB                                       45,000,000       55,000,000
    Guaranteed preferred beneficial interests in
       Company's debentures                                  10,304,000       10,304,000
    Federal funds purchased                                           -        6,500,000
    Accrued interest payable                                    240,000          270,000
    Other liabilities                                         1,379,000        2,014,000
                                                      ------------------ ----------------
                 Total liabilities                          423,556,000      419,964,000


    Stockholders' equity
       Common stock                                               2,000            2,000
       Additional paid in capital                            10,066,000       10,066,000
       Retained earnings                                     18,538,000       17,166,000
       Unrealized appreciation (depreciation) on
         available for sale securities, net of tax            1,660,000          188,000
                                                      ------------------ ----------------
                 Total stockholders' equity                  30,266,000       27,422,000
                                                      ------------------ ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $453,822,000     $447,386,000
                                                      ================== ================

                 See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

UNAUDITED

                                                                 SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                           ---------------------------     ---------------------------
                                                               2002             2001           2002             2001

INTEREST INCOME:
  Interest and fees on loans                               $ 8,662,000     $10,368,000     $ 4,363,000     $ 5,045,000
  Interest on investment securities:
    U.S. government agencies and corporations                3,193,000       3,335,000     $ 1,425,000       1,727,000
    States and other political subdivisions                  1,349,000         870,000     $   693,000         503,000
  Interest on federal funds sold
    and interest bearing deposits at other banks                39,000         179,000          32,000          74,000
                                                           -----------     -----------     -----------     -----------
        Total interest income                               13,243,000      14,752,000       6,513,000       7,349,000
INTEREST EXPENSE:
  Interest on deposits                                       2,824,000       4,470,000       1,349,000       2,247,000
  Interest on federal funds purchased                          154,000           2,000          93,000           2,000
  Interest on notes payable                                  1,330,000       1,271,000         657,000         646,000
                                                           -----------     -----------     -----------     -----------
        Total interest expense                               4,308,000       5,743,000       2,099,000       2,895,000
                                                           -----------     -----------     -----------     -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           8,935,000       9,009,000       4,414,000       4,454,000
PROVISION FOR LOAN LOSS                                        150,000          89,000          75,000              --
                                                           -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            8,785,000       8,920,000       4,339,000       4,454,000
NONINTEREST INCOME:
  Service charges                                              482,000         442,000         247,000         226,000
  Gain on sale of securities available for sale                482,000         106,000         331,000          93,000
  Other                                                        366,000         357,000         178,000         197,000
                                                           -----------     -----------     -----------     -----------
        Total non interest income                            1,330,000         905,000         756,000         516,000
                                                           -----------     -----------     -----------     -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                             4,777,000       4,342,000       2,440,000       2,146,000
  Amortization of goodwill                                          --         269,000              --         134,000
  Occupancy and equipment                                    1,035,000       1,015,000         536,000         503,000
  Other                                                      2,464,000       2,214,000       1,203,000       1,125,000
                                                           -----------     -----------     -----------     -----------
        Total non interest expense                           8,276,000       7,840,000       4,179,000       3,908,000
                                                           -----------     -----------     -----------     -----------


INCOME BEFORE INCOME TAX EXPENSE                             1,839,000       1,985,000         916,000       1,062,000
INCOME TAX EXPENSE                                             466,000         693,000         189,000         398,000
                                                           -----------     -----------     -----------     -----------
NET INCOME                                                 $ 1,373,000     $ 1,292,000     $   727,000     $   664,000
                                                           ===========     ===========     ===========     ===========


EARNINGS PER COMMON SHARE  BASIC
  Net income per share                                     $      0.57     $      0.54     $      0.30     $      0.28
                                                           ===========     ===========     ===========     ===========
  Weighted average number of common shares outstanding       2,410,078       2,399,646       2,410,078       2,399,913
                                                           ===========     ===========     ===========     ===========


EARNINGS PER COMMON SHARE  DILUTED
  Net income per share                                     $      0.52     $      0.49     $      0.28     $      0.26
                                                           ===========     ===========     ===========     ===========
  Weighted average number of common shares outstanding       2,662,067       2,653,645       2,662,067       2,653,911
                                                           ===========     ===========     ===========     ===========


                 See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)


                                                                        SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                        2002              2001            2002             2001
                                                                  -----------      -----------      -----------      -----------

NET  INCOME                                                       $ 1,373,000      $ 1,292,000      $   727,000      $   664,000

OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income taxes of
  $1,044,000, $605,000, $1,036,000 and $200,000 respectively        1,775,000        1,058,000        1,760,000          271,000


LESS:  reclassification adjustment for realized
  (gain)  losses included in net income, net of
  income  taxes of ($179,000), ($39,000), ($123,000) and
  ($34,000), respectively                                            (303,000)         (67,000)        (208,000)         (59,000)


                                                                  -----------      -----------      -----------      -----------
COMPREHENSIVE  INCOME                                             $ 2,845,000      $ 2,283,000      $ 2,279,000      $   876,000
                                                                  ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED


(UNAUDITED)

                                                                          JUNE 30,
                                                          -------------------------------------
                                                                   2002                 2001
                                                                   ----                 ----

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               $2,531,000            ($212,000)
                                                               -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of available-for-sale
       securities                                              20,582,000           13,716,000
    Proceeds from sale of available-for-sale
       securities                                              57,439,000           60,796,000
    Purchase of available-for-sale securities                 (65,693,000)        (105,839,000)
    Net decrease in loans                                       7,367,000              111,000
    Purchase of furniture and equipment                          (324,000)            (135,000)

                                                          -------------------------------------
Net cash provided by (used in) investing activities            19,371,000          (31,351,000)
                                                          -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits                                       11,068,000           29,786,000
    Decrease in fed funds purchased                            (6,500,000)                   -
    Proceeds from issuance of notes payable                    35,000,000          113,600,000
    Principal repayments of notes payable                     (45,000,000)        (102,200,000)
    Proceeds from issuance of common stock                              -               12,000
    Net borrowings under repurchase agreement                   9,689,000                    -
                                                          -------------------------------------
Net cash (used in) provided by financing activities             4,257,000           41,198,000
                                                          -------------------------------------

Net increase in cash and cash equivalents                      26,159,000            9,635,000

Cash and cash equivalents, beginning of year                   15,512,000           19,551,000
                                                          -------------------------------------
Cash and cash equivalents, end of quarter                     $41,671,000          $29,186,000
                                                          =====================================

                 See Notes to Consolidated Financial Statements

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2002



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of June 30, 2002 and the Company's results of operations for the three and six months ended June 30, 2002 and 2001, statements of comprehensive income for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

The consolidated balance sheet of the Company as of December 31, 2001, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain reclassifications have been made to the June 30, 2001 Consolidated Financial Statements to conform to the June 30, 2002 Consolidated Financial Statements.


NOTE 2. RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 251,989 shares purchasable pursuant to exercisable options during the three months ended June 30, 2002. Earnings per common share were affected by 253,999 shares purchasable pursuant to exercisable options during the three and six months ended June 30, 2001.

NOTE 4. NOTES PAYABLE

During the first six months of 2002, the Company's subsidiary, Union Bank & Trust (the "Bank") entered into 7 advance agreements totaling $35.0 million with the Federal Home Loan Bank of Topeka bearing interest rates ranging from 1.90% to 3.39%. During this same period the Bank repaid $45.0 million of its advances from the FHLB. As of June 30, 2002, FHLB advances outstanding are $45.0 million with $5.0 million maturing each on July 26,2002, August 8, 2002, October 3, 2002 and December 31, 2002, January 31, 2003, July 22, 2003, October 15, 2003,
October 17, 2003 and January 22, 2004.


NOTE 5. GOODWILL

The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill. The effect is an increase in net income of $269,000 for the six months ended June 30, 2002.

Additionally, the Standard requires a transitional evaluation of goodwill impairment. This evaluation was conducted using standard valuation methodologies the result of which indicated no impairment of goodwill.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the second quarter and six months ended June 30, 2002. The discussion is a supplement to the unaudited Consolidated Financial Statements provided in Item 1 and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2001, and should be read in conjunction therewith.

GENERAL

The Company's profitability, like that of most similar financial institutions, depends largely on the Bank's net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements. The difference between the amount and rate of the total interest-bearing assets and the amount and rate of the total interest-bearing liabilities which reprice within a given time period could have a negative effect on the Bank's net interest income depending on whether such difference was positive or negative and whether interest rates are rising or falling.

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government and the Federal Reserve Bank. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company's assets are moderately balanced in relation to maturities of liabilities ("asset/liability management"), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads has had, and may continue to have a negative effect on the net interest income and profitability of the Company, and we cannot give any assurance that this spread will not continue to decrease. Although economic conditions in the Denver metropolitan area have been generally strong in recent years, the Denver economy has slowed since early 2001, as has the national economy. Moreover, substantially all of the loans of the Company are to businesses and individuals in the Denver area, and any significant decline in the economy of this market area resulting in lower loan demand, or heightened credit risk within the Company's existing or prospective loan portfolio, could have an adverse impact on the Company.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

OVERVIEW: The Company reported net income of $1,373,000 for the six months ended June 30, 2002, an increase of 6.3% from net income of $1,292,000 for the first six months of 2001. Earnings were positively impacted in the first six months of 2002 by a $376,000 gain on sale of securities available for sale, a $40,000 increase in service charge income, a $9,000 increase in other noninterest income, a $269,000 decrease in amortization of goodwill and a $227,000 decrease in income tax expense. These improvements were partially offset by a $74,000 decrease in net interest income, a $61,000 increase in provision for loan loss and a $705,000 increase in noninterest expense (other than the change in goodwill amortization). Net income per share (diluted) was $.52 for the six months ended June 30, 2002 compared to $.49 per share for the comparable 2001 period. Return on average assets and average equity were .62% and 9.76%, respectively, for the six months ended June 30, 2002 compared to .65% and 10.21%, respectively, for the first six months of 2001.

During the first six months of 2002, the cash and Federal Funds sold at Union Bank & Trust (the "Bank") increased $26.2 million, its securities portfolio decreased $12.0 million, its net loan portfolio decreased $7.1 million, its deposits increased $11.1 million, and its notes payable to the FHLB decreased $10.0 million. See "Liquidity and Capital Resources" for a discussion of the Company's FHLB borrowings.

INTEREST INCOME: Interest income decreased $1,509,000, or 10.2%, to $13,243,000 for the period ended June 30, 2002 from $14,752,000 for the comparable 2001 period. This decrease was primarily a result of the decrease in interest rates which reflected the Federal Reserve's aggressive reductions in the federal funds rate during 2001 and its stable interest rate policy in 2002, in response to general economic conditions, partially offset by the increase in total interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 6.65% for the first six months of 2002, which reflects a decrease of 170 basis points (each basis point equals 1/100 of 1%) from the comparable 2001 period. The average yield on loans decreased from 9.53% in the six months ended June 30, 2001 to 7.37% in the comparable 2002 period, and the average yield on securities held by the Company decreased from 6.67% in the 2001 period to 5.81% in the 2002 period. Interest income on loans was $1,706,000 lower in the six months ended June 30, 2002, interest income on securities increased $337,000 in the 2002 period and interest income on federal funds sold decreased $140,000 in the 2002 period, each when compared to the comparable 2001 period.

INTEREST EXPENSE: Interest expense decreased $1,435,000, or 25.0%, to $4,308,000 for the six months ended June 30, 2002 from $5,743,000 for the six months ended June 30, 2001. This decrease is primarily due to a decrease of $1,646,000 in interest expense on deposits partially offset by an increase of $152,000 in interest expense on federal funds purchased and an increase of $59,000 in interest expense on notes payable to the Federal Home Loan Bank of Topeka ("FHLB"). Average rates paid on interest bearing deposits decreased 155 basis points to 2.31% in the first six months of 2002 from 3.86% in the first six months of 2001.

NET INTEREST INCOME: Net interest income before provision for loan loss was $8,935,000 for the six months ended June 30, 2002, a decrease of $74,000, or 0.8%, over the first six months of 2001. Net interest margin decreased 59 basis points from 5.15% in the 2001 period to 4.56% in the 2002 period, which led to decreased net interest income. The Company experienced a $1,706,000 decrease in interest income on loans and a $140,000 decrease in interest income on federal funds sold, which was partially offset by a $337,000 increase in interest income on investment securities and a $1,435,000 decrease in interest expense. The Company's average yield on interest earning assets decreased 170 basis points in the 2002 period compared to the 2001 period, from 8.35% to 6.65%. The Company's average cost of funds for the six months ended June 30, 2002 was 149 basis points lower than the comparable 2001 period.

NONINTEREST INCOME: Noninterest income increased $425,000, or 47.0%, for the six months ended June 30, 2002 to $1,330,000 from $905,000 for the six months ended June 30, 2001. This increase was due to a $40,000 increase in service charge income, a $376,000 increase in gain on sale of securities available for sale and a $9,000 increase in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $436,000, or 5.6%, for the first six months of 2002 to $8,276,000, compared to $7,840,000 in the first six months of 2001. This increase is primarily due to increases in salaries and benefits relating primarily to annual merit increases and professional fees offset by a $269,000 decrease in amortization of goodwill. The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard
(SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill.

INCOME TAX EXPENSE: Income tax expense decreased $227,000, or 32.8%, for the first six months of 2002 to $466,000 compared to $693,000 in the first six months of 2001. This decrease is primarily due to lower pre-tax income and increases in tax exempt investments in 2002.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

OVERVIEW: The Company reported net income of $727,000 for the three months ended June 30, 2002, an increase of 9.5% from net income of $664,000 for the comparable 2001 period. Net income was $.28 per share (diluted) for the three month period ended June 30, 2002, compared to $.26 per share (diluted) for the 2001 period. Return on average assets and average equity were .66% and 10.34%, respectively, for the three month period ended June 30, 2002, compared to .65% and 10.24%, respectively, for the comparable 2001 period.

INTEREST INCOME: Interest income decreased $836,000, or 11.4%, to $6,513,000 for the three month period ended June 30, 2002 from $7,349,000 for the comparable 2001 period. This decrease was primarily a result of the decrease in interest rates which reflected the Federal Reserve's aggressive reductions in the federal funds rate during 2001 and its stable interest rate policy during 2002, in response to general economic conditions, partially offset by the increase in total interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 6.56% for the three month period ended June 30, 2002, which reflects a decrease of 147 basis points from the comparable 2001 period. The average yield on loans decreased from 9.23% in the 2001 period to 7.40% in the 2002 period, and the average yield on securities held by the Company decreased from 6.47% in the 2001 period to 5.62% in the three months ended June 30, 2002. Interest income on loans was $682,000 lower in the three months ended June 30, 2002, interest income on securities decreased $112,000 in the 2002 period and interest income on federal funds sold decreased $42,000 in the 2002 period.

INTEREST EXPENSE: Interest expense decreased $796,000, or 27.5%, to $2,099,000 for the three months ended June 30, 2002 from $2,895,000 for the three months ended June 30, 2001. This decrease is due to a decrease of $898,000 in interest expense on deposits offset by an increase of $91,000 in interest expense on federal funds purchased and an increase of $11,000 in interest expense on notes payable to the FHLB. Average rates paid on interest bearing deposits decreased 155 basis points to 2.18% in the three months ended June 30, 2002 from 3.73% in the three months ended June 30, 2001.

NET INTEREST INCOME: Net interest income before provision for loan loss was $4,414,000 for the three months ended June 30, 2002, a decrease of $40,000, or 0.9%, over the comparable period of 2001. Net interest margin decreased 38 basis points between the periods from 4.92% in the 2001 period to 4.54% in the 2002 period, leading to decreased net interest income. The Company experienced a $682,000 decrease in interest income on loans, a $112,000 decrease in interest income on securities, a $42,000 decrease in interest income on federal funds sold and a $796,000 decrease in interest expense. The Company's average yield on earning assets decreased 147 basis points in the 2002 period compared to the 2001 period, from 8.03% to 6.56%. The Company's average cost of funds for the three months ended June 30, 2002 was 141 basis points lower than in the comparable 2001 period.

NONINTEREST INCOME: Noninterest income increased $240,000, or 46.5%, for the three months ended June 30, 2002 to $756,000 from $516,000 for the three months ended June 30, 2001. This increase was primarily due to a $238,000 increase in the gain on sale of securities available for sale and a $21,000 increase in service charge income, offset by a $19,000 decrease in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $271,000, or 6.9%, for the three months ended June 30, 2002 to $4,179,000 compared to $3,908,000 in the three months ended June 30, 2001. This increase is primarily due to increases in salaries and benefits relating primarily to annual merit increases offset by a $134,000 decrease in amortization of goodwill. The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill.

INCOME TAX EXPENSE: Income tax expense decreased $209,000, or 52.5%, for the three months ended June 30, 2002 to $189,000 compared to $398,000 in the three months ended June 30, 2001. This decrease is primarily due to lower pre tax income and increases in tax exempt investments in 2002.

PROVISION FOR LOAN LOSS

The Company charged $150,000 to the Provision for Loan Loss in the first six months of 2002 and $89,000 for the comparable period in 2001. The ratio of loan loss reserve to total loans was 1.48% at June 30, 2002 and 1.48% at June 30, 2001. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

The Company's total assets increased 1.4% to $453.8 million at June 30, 2002 from $447.4 million at December 31, 2001. During the six months ended June 30, 2002 deposits increased $11.1 million to $344.3 million at June 30, 2002 from $333.2 million at December 31, 2001. None of the Company's deposits at June 30, 2002 were brokered deposits.

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

During the second quarter of 2002, the Bank borrowed $15.0 million from the FHLB with rates ranging from 1.98% to 3.39% and maturities ranging from three days to six months. These borrowings serve as an alternative source of funding to fund current loan growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's securities portfolio is not believed to be advisable. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's securities portfolio.

During the second quarter of 2002, the Bank repaid $20.0 million of the FHLB loans.

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

Total nonperforming assets were $4,481,000 and $2,557,000 at June 30, 2002 and December 31, 2001, respectively. This increase is primarily due to one credit. Management believes it has adequate reserves and collateral for this credit and should any loss be realized management does not expect this credit to have a material adverse effect on the Company's results of operations or financial condition. Other Real Estate Owned (OREO) was $0 and $0 at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, securities available for sale totaled $147.0 million, or 85.4% of the total portfolio, securities pledged to repurchase agreement totaled $22.3 million, or 13.0% and other securities (investment in FHLB stock) totaled $2.8 million, or 1.6% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at estimated market value. At June 30, 2002, the market value of investments available for sale exceeded amortized cost by approximately $2,637,000.

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


                                     Change in net        Percent change in net
             Change in rate         interest income          interest income
             --------------         ---------------       ---------------------

                +200 bp                 $124,000               0.7%

                +100 bp                 $ 67,000               0.4%

                -100 bp                ($279.000)             (1.5%)

                -200 bp                ($591,000)             (3.2%)


The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of June 30, 2002, the dollar duration of the investment portfolio was 4.27 compared to 5.34 at December 31, 2001. This decrease in dollar duration resulted from the replacement of securities which were sold, matured or called during the first six months of 2002 with securities with slightly higher yields and similar maturities. The Company may also engage in hedging transactions to control interest rate risk.

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

The Company's total stockholders' equity increased $2.9 million to $30.3 million at June 30, 2002 from $27.4 million at December 31, 2001. This increase in stockholders' equity was due to the retention of earnings in the current year and by the net effect of FAS 115 which requires financial institutions to mark their available for sale securities portfolio to market.

The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 12.63% at June 30, 2002 and its total qualifying capital to risk weighted assets was 14.16%. As of June 30, 2002 the Bank also exceeded the minimum regulatory risk based capital ratios.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk beginning on page 11.


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

Information included in this document includes "forward-looking statements" which can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements in "risk factors" and other statements and disclaimers in the Company's Annual Report on Form 10-K constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Union Bankshares, Ltd. was held on May 30, 2002. At such meeting, the following proposals were voted on and approved:

1.   Proposal No. 1: To elect to the Board three Class II directors.

                                        FOR               WITHHOLD

     Bruce E. Hall                      2,266,268         13,999

     Charles B. Worthington             2,279,967         300

     Ralph D. Johnson                   2,277,967         2,300

2. Proposal No. 2: Approval of adoption of the Union Bankshares, Ltd. 2003 Equity Incentive Plan.

                                        FOR            AGAINST       ABSTAIN

                                        1,601,043      222,811       1,200

3. Proposal No. 3: Ratify the selection of BKD, LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.

                                        FOR            AGAINST       ABSTAIN

                                        2,279,917      350           0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

EXHIBIT NO.

     99.1 Certification of Charles R. Harrison, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Bruce E. Hall, Vice President, Treasurer and Secretary (principal financial officer), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter for which this request is filed.

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

                                        UNION BANKSHARES, LTD.
                                        ----------------------
                                        (Registrant)



August 13, 2002                         /S/ BRUCE E. HALL
                                        ---------------------------------------
                                        Bruce E. Hall
                                        Vice President, Treasurer and Secretary
                                        (Authorized Officer and Principal
                                         Financial Officer of the Registrant)