Form 10-Q
period 2002-09-30
UNION BANKSHARES LTD
filed 2002-11-14
CIK 895688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                           Commission File No. 0-21078

                             UNION BANKSHARES, LTD.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                         84-0986148
                 ---------------                 -------------------
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
                                                    -----  ----

      Indicate by check mark whether the registrant is an accelerated filer
           (as defined in Rule 12b-2 of the Exchange Act). YES    NO X .
                                                           -----  -----

 On November 12, 2002, there were 2,429,471 shares of common stock outstanding.

                             UNION BANKSHARES, LTD.


                                      INDEX

                                                                     Page
                                                                     ----
      PART I    FINANCIAL INFORMATION

      Item 1.   Financial Statements                                   1

      Item 2.   Management's Discussion and Analysis of Financial      7
                Condition and Results of Operations

      Item 3.   Quantitative and Qualitative Disclosures About        14
                Market Risk

      Item 4.   Controls and Procedures                               14

      PART II   OTHER INFORMATION

      Item 5.   Other Information                                     15

      Item 6.   Exhibits and Reports on Form 8-K                      15

      SIGNATURES                                                      16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

UNION BANKSHARES, LTD.  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS
                                               September 30    December 31,
                   ASSETS                          2002            2001
                                              --------------  --------------
                                               (Unaudited)
Cash and cash equivalents:
   Cash and due from banks                      $26,858,000     $15,512,000
   Federal funds sold                            14,800,000               -
                                              -------------   -------------
      Total cash and cash equivalents            41,658,000      15,512,000
   Investment securities:
      Available-for-sale securities             184,224,000     168,742,000
      Securities pledged to repurchase
        agreement                                11,645,000      12,669,000
      Other  investments                          2,750,000       2,750,000
                                              -------------   -------------
         Total investment securities            198,619,000     184,161,000
   Loans:
      Commercial                                166,403,000     163,054,000
      Real estate mortgage                        3,413,000       3,648,000
      Real estate construction                   23,224,000      36,246,000
      Consumer                                   34,046,000      33,529,000
                                              -------------   -------------
         Total loans                            227,086,000     236,477,000
      Less:  allowance for loan losses          (3,429,000)     (3,351,000)
                                              -------------   -------------
                                                223,657,000     233,126,000

      Mortgage loans held for sale
                                                          -       2,037,000

      Goodwill                                    5,554,000       5,554,000
      Furniture, equipment and improvements, net  2,316,000       2,325,000
      Accrued interest receivable                 2,421,000       2,308,000
      Other assets                                2,515,000       2,363,000
                                              -------------   -------------
TOTAL ASSETS                                   $476,740,000    $447,386,000
                                              =============   =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand (noninterest -bearing)               $107,143,000     $93,911,000
   NOW                                           41,100,000      38,385,000
   Money Market                                 117,011,000      93,788,000
   Savings                                       18,901,000      20,002,000
   Time                                          81,742,000      87,121,000
                                              -------------   -------------
         Total deposits                         365,897,000     333,207,000

Borrowings under securities repurchase
  agreement                                      11,645,000      12,669,000
Advances from FHLB                               55,000,000      55,000,000
Guaranteed preferred beneficial interests in
  Company's debentures                           10,304,000      10,304,000
Federal funds purchased                                   -       6,500,000
Accrued interest payable                            229,000         270,000
Other liabilities                                 1,820,000       2,014,000
                                              -------------   -------------
         Total liabilities                      444,895,000     419,964,000

Stockholders' equity
   Common stock                                       2,000           2,000
   Additional paid in capital                    10,072,000      10,066,000
   Retained earnings                             19,894,000      17,166,000
   Unrealized appreciation (depreciation) on
     available for sale securities, net of
     tax                                          1,877,000         188,000
                                              -------------   -------------
         Total stockholders' equity              31,845,000      27,422,000
                                              -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $476,740,000    $447,386,000
                                              =============   =============
See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                 ------------------------   ----------------------
      UNAUDITED                                         2002         2001         2002        2001
INTEREST INCOME:
  Interest and fees on loans                     $12,985,000  $15,160,000   $4,323,000  $4,792,000
  Interest on investment securities:
    U.S. government agencies and corporations      5,049,000    5,206,000   $1,856,000   1,871,000
    States and other political subdivisions        1,968,000    1,590,000     $619,000     720,000
  Interest on federal funds sold
    and interest bearing deposits
    at other banks                                    86,000      204,000       47,000      25,000
                                                 -----------  -----------   ----------  ----------
        Total interest income                     20,088,000   22,160,000    6,845,000   7,408,000
INTEREST EXPENSE:
  Interest on deposits                             4,131,000    6,656,000    1,307,000   2,186,000
  Interest on federal funds purchased                271,000        5,000      117,000       3,000
  Interest on notes payable                        2,035,000    1,969,000      705,000     698,000
                                                 -----------  -----------   ----------  ----------
        Total interest expense                     6,437,000    8,630,000    2,129,000   2,887,000
                                                 -----------  -----------   ----------  ----------

NET INTEREST INCOME BEFORE PROVISION
FOR LOAN LOSS                                     13,651,000   13,530,000    4,716,000   4,521,000
                                                 -----------  -----------   ----------  ----------
PROVISION FOR LOAN LOSS                              225,000       89,000       75,000          --
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSS                                    13,426,000   13,441,000    4,641,000   4,521,000
NONINTEREST INCOME:
  Service charges                                    732,000      677,000      250,000     235,000
  Gain on sale of securities available for sale    1,483,000      281,000    1,001,000
  Other                                              564,000      530,000      198,000     173,000
                                                 -----------  -----------   ----------  ----------
        Total non interest income                  2,779,000    1,488,000    1,449,000     583,000
                                                 -----------  -----------   ----------  ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                   7,133,000    6,500,000    2,356,000   2,158,000
  Amortization of goodwill                                --      404,000           --     135,000
  Occupancy and equipment                          1,480,000    1,529,000      445,000     514,000
  Other                                            3,763,000    3,492,000    1,299,000   1,278,000
                                                 -----------  -----------   ----------  ----------
        Total non interest expense                12,376,000   11,925,000    4,100,000   4,085,000
                                                 -----------  -----------   ----------  ----------

INCOME BEFORE INCOME TAX EXPENSE                   3,829,000    3,004,000    1,990,000   1,019,000
INCOME TAX EXPENSE                                 1,101,000      994,000      635,000     301,000
                                                 -----------  -----------   ----------  ----------
NET INCOME                                        $2,728,000   $2,010,000   $1,355,000   $718,000
                                                 ===========  ===========   ==========  ==========

EARNINGS PER COMMON SHARE BASIC
  Net income per share                                 $1.13        $0.84        $0.56       $0.30
                                                 ===========  ===========   ==========  ==========
  Weighted average number of
    common shares outstanding                      2,410,085    2,399,831    2,410,100   2,400,194
                                                 ===========  ===========   ==========  ==========
EARNINGS PER COMMON SHARE DILUTED
  Net income per share                                 $1.02        $0.76        $0.50       $0.27
                                                 ===========  ===========   ==========  ==========
  Weighted average number of
    common shares outstanding                      2,682,513    2,657,304    2,682,528   2,657,668
                                                 ===========  ===========   ==========  ==========

See Notes to Consolidated Financial Statements

UNION  BANKSHARES,  LTD.  AND  SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)                                          Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                        2002         2001         2002        2001
                                                  ----------   ----------     --------  ----------
NET  INCOME                                       $2,728,000   $2,010,000     $727,000    $718,000

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized appreciation (depreciation)on
  available-for-sale securities, net of
  income taxes of $1,544,000, $1,741,000,
  $500,000 and $527,000 respectively.              2,623,000    2,988,000      848,000   1,930,000


LESS:  reclassification adjustment for
  realized (gain) loss included in net
  income, net of income taxes of
  ($549,000), ($104,000), ($370,000) and
  ($65,000), respectively.                          (934,000)    (177,000)    (631,000)   (110,000)

                                                  ----------   ----------     --------  ----------
COMPREHENSIVE INCOME                              $4,417,000   $4,821,000     $944,000  $2,538,000
                                                  ==========   ==========     ========  ==========

See Notes to Consolidated Financial Statements

UNION BANKSHARES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
    (Unaudited)
                                                      September 30,
                                                 ------------------------
                                                    2002        2001

    NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                    $2,357,000   $5,708,000
                                                  ----------   ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of
      available-for-sale securities               33,076,000      22,179,000
    Proceeds from sale of available-for-sale
       securities                                122,620,000      78,812,000
    Purchase of available-for-sale securities   (167,693,000)   (149,636,000)
    Purchase of other investments                         --        (320,000)
    Net decrease (increase) in loans              10,960,000      (7,677,000)
    Purchase of furniture and equipment             (346,000)       (254,000)

                                                 ---------------------------
    Net cash provided by (used in) investing
    activities                                    (1,383,000)    (56,896,000)
                                                 ---------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits                          32,690,000      29,697,000
    Decrease in fed funds purchased               (6,500,000)             --
    Proceeds from issuance of notes payable       55,000,000     187,200,000
    Principal repayments of notes payable        (55,000,000)   (165,800,000)
    Proceeds from issuance of common stock             6,000          12,000
    Net borrowings under repurchase agreement     (1,024,000)             --
                                                 ---------------------------
    Net cash (used in) provided by financing
    activities                                    25,172,000      51,109,000
                                                 ---------------------------

    Net increase (decrease) in cash and cash
    equivalents                                   26,146,000         (79,000)

    Cash and cash equivalents, beginning of year  15,512,000      19,551,000
                                                 ---------------------------
    Cash and cash equivalents, end of quarter    $41,658,000     $19,472,000
                                                 ===========================

See Notes to Consolidated Financial Statements

                      UNION BANKSHARES, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002


NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the consolidated financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the consolidated financial position of Union Bankshares, Ltd. (the "Company") as of September 30, 2002 and the Company's results of operations for the three and nine months ended September 30, 2002 and 2001, statements of comprehensive income for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows for the nine months ended September 30, 2002 and 2001.

      The consolidated balance sheet of the Company as of December 31, 2001, has been derived from the audited consolidated balance sheet of the Company as of that date.

      Certain reclassifications have been made to the September 30, 2001 Consolidated Financial Statements to conform to the September 30, 2002 Consolidated Financial Statements.

NOTE 2.  RESULTS OF OPERATIONS

      The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.  EARNINGS PER COMMON SHARE

      Earnings per common share are computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares purchasable under common stock options, if dilutive. Earnings per common share were affected by 272,428 shares purchasable pursuant to exercisable options during the three months ended September 30, 2002. Earnings per common share were affected by 257,474 shares purchasable pursuant to exercisable options during the three and nine months ended September 30, 2001.

NOTE 4.  NOTES PAYABLE

      During the first nine months of 2002, the Company's subsidiary, Union Bank & Trust (the "Bank") entered into 11 advance agreements totaling $55.0 million with the Federal Home Loan Bank of Topeka bearing interest rates ranging from 1.90% to 3.39%. During this same

                   UNION BANKSHARES, LTD. AND SUBSIDIARY

                               SEPTEMBER 30, 2002


period the Bank repaid $55.0 million of its advances from the FHLB. As of September 30, 2002, FHLB advances outstanding are $55.0 million with $5.0 million maturing each on October 3, 2002 and December 31, 2002, January 31, 2003, July 22, 2003, October 15, 2003 and October 17, 2003, January 8, 2004,
January 22, 2004, April 26, 2004 and October 22, 2004 and January 21, 2005.

NOTE 5.  GOODWILL

      The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill. The effect is an increase in income before income tax expense of $404,000 for the nine months ended September 30, 2002.

Additionally, the Standard requires a transitional evaluation of goodwill impairment. This evaluation was conducted using standard valuation methodologies, the result of which indicated no impairment of goodwill.

NOTE 6.  MERGER WITH KEYCORP

      On September 25, 2002, the Company announced that it had entered into a definitive agreement to be acquired by KeyCorp. The transaction, which is subject to approval by the Company's shareholders and by certain regulatory agencies, is expected to be completed in the fourth quarter of 2002. Under terms of the agreement, Union Bankshares shareholders would receive a cash distribution of $22.63 per Union Bankshares common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition for the third quarter and nine months ended September 30, 2002. The discussion is a supplement to the unaudited Consolidated Financial Statements and the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-KSB for the year ended December 31, 2001, and should be read in conjunction therewith.

GENERAL

      On September 25, 2002, the Company announced that it had entered into a definitive agreement to be acquired by KeyCorp. The transaction, which is subject to approval by the Company's shareholders and by certain regulatory agencies, is expected to be completed in the fourth quarter of 2002. Under terms of the agreement, Union Bankshares shareholders would receive a cash payment of $22.63 per Union Bankshares common share.

      The Company's profitability, like that of most similar financial institutions, depends largely on the Bank's net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements. The difference between the amount and rate of the total interest-bearing assets and the amount and rate of the total interest- bearing liabilities which reprice within a given time period could have a negative effect on the Bank's net interest income depending on whether such difference was positive or negative and whether interest rates are rising or falling.

      Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government and the Federal Reserve Bank. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company's assets are moderately balanced in relation to maturities of liabilities ("asset/liability management"), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads has had, and may continue to have a negative effect on the net interest income and profitability of the Company, and we cannot give any assurance that this spread will not continue to decrease. Although economic conditions in the Denver metropolitan area have been generally strong in recent years, the Denver economy has slowed considerably since early 2001, as has the national economy. Moreover, substantially all of the loans of the Company are to businesses and individuals in the Denver area, and any significant decline in the economy of this market area resulting in lower loan demand, or heightened credit risk within the

Company's existing or prospective loan portfolio, could have an adverse impact on the Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW: The Company reported net income of $2,728,000 for the nine months ended September 30, 2002, an increase of 35.7% from net income of $2,010,000 for the first nine months of 2001. Earnings were positively impacted in the first nine months of 2002 by a $121,000 increase in net interest income, an $89,000 increase in service charge and other noninterest income, a $1,202,000 increase in gain on sale of securities available for sale and a $404,000 decrease in amortization of goodwill. These improvements were partially offset by a $136,000 increase in provision for loan loss, an $855,000 increase in noninterest expense (other than the change in goodwill amortization) and a $107,000 increase in income tax expense for the nine months ended September 30, 2002. Net income per share (diluted) was $1.02 for the nine months ended September 30, 2002 compared to $.76 per share for the comparable 2001 period. Return on average assets and average equity were .81% and 12.52%, respectively, for the nine months ended September 30, 2002 compared to .66% and 10.33%, respectively, for the first nine months of 2001.

      At September 30, 2002, the Company's cash and Federal Funds sold had increased $26.1 million, its securities portfolio had increased $14.5 million, its net loan portfolio had decreased $11.5 million, its deposits had increased $32.7 million, its Federal Funds purchased had decreased $6.5 million and its notes payable to the FHLB were unchanged, all as compared to December 31, 2001. See "Liquidity and Capital Resources" for a discussion of the Company's FHLB borrowings.

INTEREST INCOME: Interest income decreased $2,072,000, or 9.4%, to $20,088,000 for the period ended September 30, 2002 from $22,160,000 for the comparable 2001 period. This decrease was primarily a result of the decrease in interest rates which reflected the Federal Reserve's aggressive reductions in the federal funds rate during 2001 and its stable interest rate policy in 2002, in response to general economic conditions, partially offset by the increase in total interest earning assets and the rate-related decline in interest expense. The Company's net yield on interest earning assets on a fully tax equivalent basis was 6.57% for the first nine months of 2002, which reflects a decrease of 153 basis points (each basis point equals 1/100 of 1%) from the comparable 2001 period. The average yield on loans decreased from 9.23% in the 2001 period to 7.39% in the 2002 period, and the average yield on securities held by the Company decreased from 6.58% in the 2001 period to 5.69% in the 2002 period. Interest income on loans decreased $2,175,000 in the nine months ended September 30, 2002, interest income on securities increased $221,000 in the 2002 period and interest income on federal funds sold decreased $118,000 in the 2002 period, each when compared to the comparable 2001 period.

INTEREST EXPENSE: Interest expense decreased $2,193,000, or 25.4%, to $6,437,000 for the nine months ended September 30, 2002 from $8,630,000 for the nine months ended September 30,

2001. This decrease is due to a decrease of $2,525,000 in interest expense on deposits, partially offset by an increase in interest paid on Federal Funds purchased and notes payable to the FHLB of $332,000. Average rates paid on interest bearing deposits decreased 149 basis points to 2.22%, on Federal Funds purchased decreased 268 basis points to 2.63% and on notes payable to the FHLB decreased 139 basis points to 4.39% in the nine month period ended September 30, 2002.

NET INTEREST INCOME: Net interest income before provision for loan loss was $13,651,000 for the nine months ended September 30, 2002, an increase of $121,000, or 0.9%, over the first nine months of 2001. Net interest margin decreased 50 basis points from 5.03% in the 2001 period to 4.53% in the 2002 period. The increase in net interest income is primarily due to a $221,000 increase in interest income on securities and a $2,193,000 decrease in interest expense, offset by a $2,175,000 decrease in interest income on loans and a $118,000 decrease in interest income on Federal Funds sold. The Company's average cost of funds for the nine months ended September 30, 2002 was 140 basis points lower than the comparable 2001 period. The Company's average yield on interest earning assets decreased 153 basis points in the 2002 period compared to the 2001 period, from 8.10% to 6.57%.

NONINTEREST INCOME: Noninterest income increased $1,291,000, or 86.8%, for the nine months ended September 30, 2002 to $2,779,000 from $1,488,000 for the nine months ended September 30, 2001. This increase was due to a $1,202,000 increase in the gain (loss) on sale of securities available for sale, a $55,000 increase in service charge income and a $34,000 increase in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $451,000, or 3.8%, for the first nine months of 2002 to $12,376,000 compared to $11,925,000 in the first nine months of 2001. This increase is primarily due to increases in salaries and benefits relating primarily to annual merit increases and increases in professional fees partially offset by a $404,000 decrease in amortization of goodwill. The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill.

INCOME TAX EXPENSE: Income tax expense increased $107,000, or 10.8%, for the first nine months of 2002 to $1,101,000 compared to $994,000 in the first nine months of 2001. This increase is primarily due to higher pre tax income partially offset by increases in tax exempt investments in 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW: The Company reported net income of $1,355,000 for the three months ended September 30, 2002, an increase of 88.7% from net income of $718,000 for the comparable 2001 period. Net income was $.50 per share (diluted) for the three month period ended September 30, 2002, compared to $.27 per share (diluted) for the 2001 period. Return on average assets and average equity were 1.17 and 17.56%, respectively, for the three month period ended September 30, 2002, compared to .68% and 10.58%, respectively, for the 2001 period.

INTEREST INCOME: Interest income decreased $563,000, or 7.6%, to $6,845,000 for the three month period ended September 30, 2002 from $7,408,000 for the comparable 2001 period. This decrease was primarily a result of the decrease in interest rates which reflected the Federal Reserve's aggressive reductions in the federal funds rate during 2001 and its stable interest rate policy during 2002, in response to general economic conditions, partially offset by the increase in total interest earning assets. The Company's net yield on interest earning assets on a fully tax equivalent basis was 6.47% for the three month period ended September 30, 2002, which reflects a decrease of 117 basis points from the comparable 2001 period. The average yield on loans decreased from 8.66% in the 2001 period to 7.44% in the 2002 period, and the average yield on securities held by the Company decreased from 6.43% in the 2001 period to 5.59% in the 2002 period. Interest income on loans was $469,000 lower in the three months ended September 30, 2002, interest income on securities decreased $116,000 in the 2002 period and interest income on federal funds sold increased $22,000 in the 2002 period.

INTEREST EXPENSE: Interest expense decreased $758,000, or 26.3%, to $2,129,000 for the three month period ended September 30, 2002 from $2,887,000 for the three month period ended September 30, 2001. This decrease is due to a decrease of $879,000 in interest expense on deposits offset by an increase of $114,000 in interest expense on federal funds purchased and an increase of $7,000 in interest expense on notes payable to the FHLB. Average rates paid on interest bearing deposits decreased 139 basis points to 2.04% in the three months ended June 30, 2002 from 3.43% in the three months ended June 30, 2001.

NET INTEREST INCOME: Net interest income before provision for loan loss increased $195,000, or 4.3%, to $4,716,000 for the three month period ended September 30, 2002, from the comparable period of 2001. Net interest margin decreased 23 basis points between the periods from 4.75% in the 2001 period to 4.52% in the 2002 period. The increase in net interest income is due to a $22,000 increase in interest income on federal funds sold and a $758,000 decrease in interest expense, offset by a $469,000 decrease in interest income on loans and a $116,000 decrease in interest income on securities. The Company's average cost of funds for the three month period ended September 30, 2002 was 120 basis points lower than in the comparable 2001 period. The Company's average yield on earning assets decreased 117 basis points in the 2002 period compared to the 2001 period, from 7.64% to 6.47%.

NONINTEREST INCOME: Noninterest income increased $866,000, or 148.5%, for the three month period ended September 30, 2002 to $1,449,000 from $583,000 for the three month period ended September 30, 2001. This increase was due to a $15,000 increase in service charge income, an $826,000 increase in the gain (loss) on sale of securities available for sale and a $25,000 increase in other noninterest income.

NONINTEREST EXPENSE: Noninterest expense increased $15,000, or 0.4%, for the three months ended September 30, 2002 to $4,100,000 compared to $4,085,000 in the three months ended September 30, 2001. This increase is primarily due to increases in salaries and benefits relating primarily to annual merit increases offset by a $135,000 decrease in amortization of goodwill.

The Company, effective January 1, 2002, adopted Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." The impact of adopting SFAS 142 resulted in no longer being required to record amortization of goodwill.

INCOME TAX EXPENSE: Income tax expense increased $334,000, or 111.0%, for the three months ended June 30, 2002 to $635,000 compared to $301,000 in the three months ended June 30, 2001. This increase is primarily due to higher pre tax income partially offset by increases in tax exempt investments in 2002.

PROVISION FOR LOAN LOSS

The Company charged $225,000 to Provision for Loan Loss in the first nine months of 2002 and $89,000 for the comparable period in 2001. The ratio of loan loss reserve to total loans was 1.51% at September 30, 2002 and 1.44% at September 30, 2001. The Company sets its loan loss reserve at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include a review of problem loans, business conditions, loan loss experience and an overall evaluation of the quality of the collateral, holding and disposal costs and costs of capital. Provision for loan loss is a direct charge against income and is determined by management based on the adequacy of the loan loss reserve.

LIQUIDITY AND SOURCES OF FUNDS

      The Company's total assets increased approximately 6.6% to $476.7 million at September 30, 2002 from $447.4 million at December 31, 2001. During the nine months ended September 30, 2002 deposits increased $32.7 million to $365.9 million at September 30, 2002 from $333.2 million at December 31, 2001. None of the Company's deposits at September 30, 2002 were brokered deposits.

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

      During the third quarter of 2002, the Bank borrowed $20.0 million from the FHLB with rates ranging from 2.22% to 3.20% and maturities ranging from 17 months to 30 months. These borrowings serve as an alternative source of funding to fund current earning asset growth at a time when the Bank's deposits have not increased and liquidation of a portion of the Bank's bond portfolio was not believed to be advisable. The Company expects that these loans will be repaid with liquidity from normal increases in deposits coupled with liquidity from the Bank's bond portfolio.

      During the third quarter of 2002, the Bank repaid $10.0 million of the FHLB loans, leaving total FHLB borrowings at $55.0 million at September 30, 2002.

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

ASSET QUALITY

      The Bank's lending activities are guided by its Statement of Lending Policies and Procedures. These policies are annually reviewed and approved by the Bank's Board of Directors. The Bank employs an internal auditor to monitor its internal supervision and audits of its lending operation and the Bank supplements these internal procedures with independent examinations performed by professional consultants and auditors. The Bank monitors concentrations of loans by collateral, purpose and industry. The Bank has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

      Total nonperforming loans were $1,341,000 and $2,557,000 at September 30, 2002 and December 31, 2001, respectively. Other Real Estate Owned (OREO) was $1,180,000 at September 30, 2002 and $0 at December 31, 2001. At September 30, 2002, securities available for sale totaled $184.2 million, or 92.7% of the total portfolio, and securities pledged to repurchase agreement totaled $11.6 million, or 5.9% and other securities (investment in FHLB stock) totaled $2.8 million, or 1.4% of the total portfolio. Securities available for sale are those securities which may be sold in response to changes in interest rates, changes in the Company's short term liquidity needs or changes in prepayment risk, and are stated at the estimated market value. At September 30, 2002, the market value of investments available for sale exceeded amortized cost by approximately $2,984,000.

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

                                  Change in Net     Percent Change in Net
          Change in Rate         Interest Income       Interest Income
          --------------         ---------------       ---------------

             +200 bp               ($187,000)              (0.9%)
             +100 bp               ($101,000)              (0.5%)
             -100 bp                $147,000                0.7%
             -200 bp                $316,000                1.6%

      The Company uses a measurement tool known as dollar duration to help maintain an earnings neutral position. As of September 30, 2002, the dollar duration of the investment portfolio was 3.61 compared to 5.34 at December 31, 2001. This decrease in dollar duration resulted from the replacement of securities which were sold, matured or called during the first nine months of 2002 with securities with slightly higher yields and similar maturities. The Company may also engage in hedging transactions to control interest rate risk. The effect of these efforts in any given period may be to negatively impact reported net non- interest income and the interest earned on the securities.

CAPITAL RESOURCES

      The Company's capital adequacy is a direct measurement of the overall financial strength of the Company and its ability to absorb adverse market conditions. In addition, the capital position of the Company provides a mechanism to promote public confidence in the Company and the Bank.

      The Company's total stockholders' equity increased $4.4 million to $31.8 million at September 30, 2002 from $27.4 million at December 31, 2001. This increase in stockholders' equity was due to the retention of earnings in the current year, the exercise of options to purchase 500 shares of common stock, and the net effect of FAS 115 which requires the Company to mark its available for sale securities portfolio to market, net of deferred income taxes.

      The Federal Reserve Board and FDIC guidelines require a minimum of a 4% Tier 1 core capital to risk-weighted assets ratio and an 8% total qualifying capital to risk-weighted assets ratio. Due to the Company's high level of capital and the level of risk in its current asset mix, the Company's risk based capital ratios exceed the regulatory minimum ratios. The Company's Tier 1 core capital to risk weighted assets was 13.83% at September 30, 2002 and its total qualifying capital to risk weighted assets was 15.17%. As of September 30, 2002 the Bank also exceeded the minimum regulatory risk based capital ratios.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Market Risk beginning on page 12.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the successful completion of the proposed transaction with KeyCorp, continued success of the Bank's branching strategy, general economic conditions, economic conditions in the Denver metropolitan area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets relating to terrorist activities and the response thereto, competition in the banking business, changes in the state and federal regulatory regime applicable to the Company's and the Bank's operations, the results of financing efforts and other risk factors detailed in the Company's Forms 10-K,10-Q, and 8-K filed with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls (as defined in rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed, and disclosed with adequate timeliness, accuracy, and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                             UNION BANKSHARES, LTD.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On September 25, 2002, KeyCorp and Union Bankshares, Ltd. entered into an Agreement and Plan of Merger pursuant to which Union Bankshares, Ltd. will be acquired by KeyCorp. The transaction, which is expected to be completed in the fourth quarter of 2002, is subject to approval by the stockholders of Union Bankshares, Ltd. and by certain regulatory agencies of the federal government and the state of Colorado. If the merger is consummated, stockholders of Union Bankshares, Ltd. would receive a cash payment of $22.63 for each share of Union Bankshares, Ltd. common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits


            Exhibit   Description of Exhibit
            -------   ----------------------
            Number
            ------

            2.1 Agreement and Plan of Merger dated as of September 25, 2002 among Union Bankshares, Ltd., KeyCorp, and Buffalo Acquiror Sub, Inc. (Incorporated by reference to the Company's Schedule 14A filed with the Commission on October 9, 2002.)


            99.1 Certification of Charles R. Harrison, Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oaxley Act of 2002.

            99.2 Certification of Bruce E. Hall, Vice President, Treasurer and Secretary (principal financial officer), pursuant to section 906 of the Sarbanes-Oaxley Act of 2002.

      b. Reports on Form 8-K

            Form 8-K filed on September 25, 2002.

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

                                    Union Bankshares, Ltd.
                                    ----------------------
                                    (Registrant)



November 12, 2002                       By: /s/ Bruce E. Hall
                                            -----------------------------------
                                            Bruce E. Hall
                                            Vice President, Treasurer and
                                            Secretary
                                            (Authorized Officer and Principal
                                            Financial Officer of the Registrant)

                           CERTIFICATION OF DISCLOSURE


     I, Charles R. Harrison, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Union Bankshares, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                       /s/ Charles R. Harrison
                                       ----------------------------------------
                                       Charles R. Harrison
                                       Chairman of the Board and
                                       Chief Executive Officer

                           CERTIFICATION OF DISCLOSURE


     I, Bruce E. Hall, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Union Bankshares, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                        /s/ Bruce E. Hall
                                       ---------------------------------------
                                       Bruce E. Hall
                                       Chief Financial Officer